Form 10KSB
period 1995-12-31
DEVELOPMENT BANCORP LTD
filed 1997-01-14
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-22934

                                             DEVELOPMENT BANCORP, LTD.
                      (Exact name of small business issuer in its charter)


                         Washington                                  93-1192971
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer
                                                            Identification No.)

                 14 Quai du Seujet  Geveva, Switzerland                CH-1201
           (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:           011 41 229 081 598
                                                           --------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES   X        NO

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not
contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form
 10-K or any amendment to this Form
10-K. [X]

           State issuer's revenues for its most recent fiscal year: $656,482

           The aggregate market value of the voting stock held by non-affiliates of the registrant was $7,796,925 based upon the average of the bid and asked price of the Common Stock of $6.25 as of September 20, 1996.

           The number of shares outstanding of the issuer's classes of Common Stock as of September 20, 1996:

Common Stock, No Par Value - 1,404,423 shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Item 1.  Description of Business

Business Development

         Development Bancorp, Ltd. (the "Company") is engaged in providing a broad range of financial services to its clients, through its subsidiaries Societe Fianaciere de Distribution Geneve SA (located in Switzerland) and Development Bancorp Services Limited (located in Ireland).

         On November 14, 1995 the Company acquired all of the Common Stock, representing 99.93%, of KSM Financial Holdings, a Nevada corporation, which in turn owns all of the capital stock of Global Financial Group ("Global") in exchange for 110,000 shares of Series B Convertible Preferred Stock. Global is a broker dealer registered with the National Association of Securities Dealers, Inc. ("NASD"). The Series B Convertible Preferred Stock is convertible into 110,000 shares of Common Stock and ranks on a parity with Common Stock with respect to any dividend payments. The holder of the Series B Convertible Preferred Stock is granted certain registration rights, including one demand registration made before December 31, 1997, and piggy back rights on any other registration by the Company (subject to certain limitations). The remaining .07% ownership of KSM is represented by 2,400 shares of 10% cumulative, convertible preferred stock by KSM. Commencing in July 1995, preferred stockholders are entitled to cumulative cash dividends of $10.00 per share payable quarterly plus securities dividends equal to 25% of all securities received by KSM in connection with investment banking services payable annually. Each share of preferred stock is convertible, at the holder's option, into 100 shares of KSM common stock. KSM may redeem the preferred at anytime for $100 per share plus accrued dividends. On November 1, 1996 the Company and KSM mutually agreed to rescind the acquisition of KSM/Global. All amounts paid to KSM by the Company ($415,000) were reclassified as debt due at 8% interest in November 2001. Unless otherwise stated, all information herein reflects the recission of the KSM/Global transaction.

         In June 1993 the Company commenced developing its business of providing international financial services, and organized in July 1993 an operating subsidiary, SFD Societe Financiere de Distribution Geneve S.A. ("SFD"). SFD operates out of Geneva, Switzerland and is a Swiss financial company. In fiscal 1995 the Company organized Development Bancorp Services Limited ("Ireland") as well. SFD's and Ireland's activities consist primarily of financial services. Neither Ireland nor SFD publicly solicits customer deposits and employs other banks as custodian of its cash and securities assets, and is therefore exempt from the banking regulations.

         As of December 1, 1995, SFD was owned 99.3% by the Company and 0.7% by Mr. Riccardo Mortara, who
was then the President and director of the Company, and a managing director of
 SFD.  SFD was capitalized in July,
1993 by a capital contribution of 427,000 Swiss Francs ("SFr") by the Company and SFr 3,000 by Mr. Mortara.
If not for Mr. Mortara's ownership of SFD, it would be a wholly owned subsidiary of the Company and under Swiss
law the Company would be deemed to be liable for all of SFD's liabilities.
 Societe Financiere de Seujet, S.A. is
a shareholder of the Company, and its shares may be deemed beneficially owned by Mr. Mortara.

         The Company was incorporated on August 16, 1984 in the state of Washington under the name Gold Valley, Inc. for the primary purpose of exploring and developing gold properties. No commercial ore deposits were developed. In 1986, the Company acquired an 18.75% interest in an oil partnership consisting of five wells in Pondera County, Montana. In 1991, the Company sold this partnership interest to officers and directors of the Company for $2,139 on an installment contract. In 1991, the Company canceled this contract from these affiliates in exchange for investment banking and financial consulting services when it became apparent that the affiliates were not willing or able to pay. After sale of its partnership interest, the Company began to seek the acquisition of a business opportunity. On August 13, 1993, the Company changed its name to Development Bancorp, Ltd. and effected a 165-for-1 reverse stock split. The purpose of the reverse stock split was to attract institutional investors who might not otherwise invest in a Company private placement. Under the Washington Business Corporation Act, the name change and the reverse stock split only required approval of the Board of Directors of the Company and not approval of its shareholders. In conjunction with the special meeting in lieu of the annual meeting, held on

October 4, 1993, the Company's shareholders authorized the issuance of preferred stock, adopted a Stock Option Plan and ratified the reverse stock split.

         All information herein has been adjusted to reflect the 165-for-1 referred stock split referenced to above.

Investment Banking Services

         The Company's investment banking services are intended to be equally divided between securities underwriting, both in public and private offerings, and advising in and arranging mergers and acquisitions. The Company intends to concentrate its activities in the United States, Europe, and South Asia; however the decision to become involved in any transaction will be made primarily based upon the merits of the transaction and not its geographic location. Because of its relatively limited capital, the Company will be limited, at least initially, to smaller (less than $10 million) and mid-sized (less than $100 million) transactions. Based on the experience of its management in financial advisory and banking services with a special emphasis on international banking, and opportunities which have been presented to the Company, the Company believes that there exist many opportunities for international investment banking in this market segment.

         Investment banking compensation is typically paid either on a fee basis or on a percentage commission. Although the Company may on occasion provide advisory services for a fee to its clients, the major part of its investment banking revenues are expected to be derived from underwriting commissions or on transaction fees from merger or acquisitions. Such transactional fees are usually negotiated in each transaction as a percentage of the total transaction, but are expected to range from 5 to 15 percent for underwritings and a similar percentage for acquisition and mergers. The Company intends to engage in underwritings for $10 million or less for the foreseeable future.

         The Company intends to market its securities underwritings only to institutions such as mutual funds, banks, insurance companies and pension funds and not to the general public, with emphasis on institutions outside the United States, the Company does not intend to conduct itself as a broker or dealer within the United States and does not believe it will be subject to regulation as a U.S. broker dealer.

         Although its primary focus will be on companies trading on United States, Asian or European trading markets, the Company intends to perform investment banking services for European, Asian and American companies that are in the process of going public, and in particular in the United States. With the globalization of financial markets, companies from Europe and the Pacific Rim are increasingly desirous of becoming traded in the U.S. equity markets. The costs of going public in the United States vary from $300,000 to over $1 million. Costs include legal and accounting fees, listing fees, due diligence costs, investment banking fees, broker road-shows, promotion costs, and printing. For example, for a $10 million transaction for which the Company would supply bridge financing, the costs of going public (exclusive of costs paid at the closing) typically vary from 5% to 7% of the gross amount of the offering. For companies which already have a firm underwriting commitment, the Company may make an investment in the company from its working capital reserves to cover these costs and to enable the company to obtain working capital for expansion pending receipt of the proceeds from the offering. Each potential company's working capital needs will differ and cannot be ascertained at this time. This type of investment is often referred to as "bridge financing." Bridge financing funds will typically be provided in U.S. dollars regardless of the region in which the borrowing company is located.

         In exchange for the bridge investment, the Company will receive either a convertible instrument or stock in the invested company at a discount to the estimated public market share price. In addition to the original bridge investment, the Company may invest in subsequent offerings after the Company is public. As a component of the original bridge investment, the Company may negotiate a small discount for the Company's participation in subsequent offerings within a one year time period.

         In bridge financing, the Company seeks to gain primarily by realizing the spread between the public valuation and the cost at which the securities are actually acquired. The Company may also experience gain through appreciation in the traded market, but there can be no assurance that the Company will be able to sell its investment at a profit. The level of return, if any, will be highly dependent on the success of the investee company and the price of its securities in the public market, all of which are subject to numerous events outside the control of the Company.

         The possibility of risk of loss in connection with the Company's proposed activities exists if there is depreciation of securities in the traded market or if the investee company is unsuccessful for reasons beyond the control of the Company.

Competition

         Competition in the investment banking industry comes from international and local brokerage firms, banks, and other financial institutions. Most of these competitors have greater experience and greater financial resources than the Company. However, management believes that most broker dealers and investment banking firms in the smaller to mid-sized segment in which the Company intends to operate have limited experience in international transactions. This is especially true for U.S. investment banking firms, due to the large size of the U.S. market.

Employees

         The Company has 7 employees, including its officers.

Regulations

         SFD is subject to numerous regulations under the Swiss financial companies statutes. SFD is subject to annual audit requirements; must maintain an adequate relationship between its equity and its total liabilities, and between its current assets and liabilities; and is prohibited from engaging in money laundering. SFD is not permitted to place securities with the general public, but only with institutional clients, and does not hold custody of cash for customers. Commissions for securities transactions are not regulated. SFD opens accounts for each customer in an authorized bank, outside of its own balance sheet.

         Since SFD does not publicly solicit customer deposits, it is exempt from many reporting and regulatory provisions ordinarily applicable to Swiss financial companies.

         A financial company like SFD which does not publicly recommend itself for the acceptance of deposits can obtain the status of a bank-like finance company by means of a decision of the Banking Commission. Based on the activities of a finance company, the Banking Commission is empowered to interpret the applicability or non- applicability of certain provisions of the Swiss Banking Law.

         In addition to the general regulations applicable to all Swiss companies, bank-like companies, not publicly soliciting deposits, have to comply with the following provisions:

         (1) Pursuant to Article 7 of the Swiss Banking Law they are required to submit to the National Bank their annual balance sheet. If the National Bank requires it may also require detailed semi-annual balance sheets, as well as any other information and reports which it may consider necessary, such in connection with the credit and monetary policy.

         (2) To enable the Banking Commission to determine whether a bank-like finance company does not in fact publicly solicit deposits, it is required to submit to the Banking Commission an annual balance sheet prepared in accordance with the Implementing Ordinance to the Swiss Banking Law, an annual report of the board of directors, and an auditor's report prepared by an independent and qualified auditing company.

 (3) Under Article 8 of the Swiss Banking Law the prior approval of the Swiss National Bank is required for foreign bond or share issues of SFr 10 million or more floated in Switzerland and for credits and loans to non-residents in amounts exceeding this sum and with terms of longer than twelve months. The rule applies to the placement of medium term foreign obligations with a
 maturity of twelve months or more, if the amount placed is expected to total Sfr 3 million within a year. The Swiss National Bank is empowered to refuse permission or to impose conditions if deemed necessary in the light of the Swiss franc exchange rate, the interest rate trend on the Swiss
 money and capital markets or the overall national interest.

         In comparison with banks, the advantages of a finance company that is subject to Articles 7 and 8 of the Swiss Banking Law only consist, for example, in the fact that in the exercise of its activity it is not bound by the provisions of the Swiss Banking Law concerning ratios between equity, liabilities and liquid funds. Moreover, such a finance company would be under no restriction if, for example, it proposed to grant substantial credit facilities to a single customer, while real banks are required to maintain an adequate ratio to their own funds with regard to any single borrower.

         There are no other licensing or other requirements known to the Company which would be required to enable it to compete effectively in the United States and foreign markets.

Oil and Gas Investment

         On October 5, 1994, the Company purchased from Cretaceous Investments ("Cretaceous") a 67.5% working interest in the interest of Cretaceous in an oil and gas project consisting of approximately 1800 acres located in Van Zandt
County, Texas known as the Fruitvale Field. The purchase price was $630,000 cash, plus a commission to the broker in the transaction equal to 30% of the Company's net return on the investment after recovery of the of the purchase price. The Company acquired this interest as an investment, and received no revenues and recorded no expense as its share of the working interest. On
February 23, 1995 the Company agreed to sell this investment to Starratt Resources Limited, a Canadian public company ("Starratt") for 231,000 shares of Starratt's common stock, valued for purpose of the transaction at $900,000. Effective September 30, 1995, the Company returned the 231,000 shares to
Starratt and received in return 150,000 shares of Company Stock, which were cancelled. The Company has no further relationship with Starratt or Cretaceous.

Item 2.  Description of Property

         The Company's headquarters are provided by its President at no cost.

Item 3.  Legal Proceedings

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) Market Information

         Until October 4, 1993 the Company's common stock was traded only intermittently over-the-counter in what is commonly referred to as the "pink sheets." The Common Stock was listed without price quotations in 1992 and in 1993 through October 4, 1993. Thereafter, the Common Stock was quoted in the NASD's Electronic Bulletin Board, which reports the following quotations:

                                             Bid Price         Ask Prices
                                       High         Low      High           Low

         Quarter Ended
         December 31, 1993
         (commencing October 5, 1993)  7.50        3.50     9.00           4.00

         March 31, 1994                7.00        4.50     8.00           5.50
         June 30, 1994                 6.50        4.50     8.00           5.50
        September 30, 1994             6.50        4.00     8.00           7.50
         December 31, 1994            7.00          5.50    7.50           7.25
         March 31, 1995                7.00         3.00    7.75           6.00
         June 30, 1995                 5.75        4.00     7.75           6.00
         September 30, 1995            5.00        2.00     7.00           4.00
         December 30, 1995             5.25        3.00     6.00           5.50
         March 31, 1996               5.625        1.50     6.00           3.50
         June 30, 1996                 3.25         .625    4.00           2.00

         These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The Company does not believe that trading of its common stock currently is necessarily reflective of an established trading market.

         (b) Holders

         As of September 30, 1996, there were approximately 168 record holders of Company common stock, two holders of its Series A Preferred Stock and one holder of its Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock was cancelled in November 1996.

         (c) Dividends

         The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future. The Series A Preferred Stock has no dividend rights and does not restrict the payment of dividends to holders of Common Stock. The Series B Convertible Preferred Stock ranks on a parity with common stock with respect to any dividends.

         The Company's subsidiary, KSM Holdings, Inc. has outstanding 2,400 shares of preferred stock. Commencing in July 1995, preferred stockholders are entitled to cumulative cash dividends of $10.00 per share payable quarterly plus securities dividends equal to 25% of all securities received by KSM in connection with investment banking services payable annually. Each share of preferred stock is convertible, at the holder's option, into 100 shares of KSM common stock. KSM may redeem the preferred at anytime for $100 per share plus accrued dividends. The Series B Convertible Preferred Stock was cancelled in November 1996.

Item 6.  Management's Discussions and Analysis or Plan of Operations

         The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included in this Report.

         The following Summary Financial Information is derived from the financial statements of the Company.

Income Statement Data


                                                                                   Year Ended December 31,
                                                                 1995           1994         1993         1992         1991
Revenues                                                     $  656,482    $   42,106    $   9,843    $      -0-   $      84
Net Income (Loss)                                            $(450,242)    $(127,339)    $(19,338)       (9,728)     (3,117)
Net Income (Loss) Per Share                                  $     (.41)         (.13)        (.08)        (.53)   $    (.18)
Weighted Average
 Shares Outstanding                                           1,095,606       984,090      233,550        18,424      17,063


Balance Sheet Data

                                                                                     As of December 31,
                                                                 1995           1994         1993         1992         1991

Working capital                                              $  2,181,582  $ 2,097,051    $ 1,309,393  $   3,221    $  3,221
Long Term Debt                                               $     41,770  $       -0-    $       -0-  $     -0-    $    -0-

Total Assets                                                 $  4,857,460  $ 4,308,941    $ 3,808,696  $   3,221    $  3,221

Shareholder's
 Equity                                                      $  3,446,447  $ 3,881,892    $ 3,032,264  $   3,221    $  3,221


Results of Operations

         Year ended December 31, 1995 compared to year ended December 31, 1994. Revenues for 1995 include two-month's operations of Global Financial Holdings, acquired in November 1995. Substantially all of the increase in revenue of fiscal 1995 over fiscal 1994 is due to the operation of Global Financial Holdings.

         The results of operations for the year ended December 31, 1996 are expected to be similar to the year ended December 31, 1994.

Oil and Gas Investment

         On October 5, 1994, the Company purchased from Cretaceous Investments ("Cretaceous") a 67.5% working interest in the interest of Cretaceous in an oil and gas project consisting of approximately 1800 acres located in Van Zandt
County, Texas known as the Fruitvale Field. The purchase price was $630,000 cash, plus a commission to the broker in the transaction equal to 30% of the Company's net return on the investment after recovery of the of the purchase price. The Company acquired this interest as an investment, and received as revenues and recorded no expense as its share of the working interest. On
February 23, 1995 the Company agreed to sell this investment to Starratt Resources Limited (Toronto OTC:SRCI), a Canadian public company ("Starratt") for 231,000 shares of Starratt's common stock, valued for purpose of the transaction at $900,000. Effective September 30, 1995, the Company returned the 231,000 shares to Starratt and received in return 150,000 shares of Company Stock. The Company has no further relationship with Starratt or Cretaceous.

         The Company purchased Class G shares of Gestion PEMP, Inc. ("PEMP") for $921,000 in September 1993. The shares are held by a custodian bank not affiliated with the Company. The Class G shares are not transferable, except that in the event Gestion Guychar (Canada) Inc. sells its Class G shares the Company shall have the right to put its shares at the same price. The Class G shareholders are also obligated to vote in favor of any proposed public offering of PEMP.

Liquidity and Capital Resources

         The Company is currently raising additional funds through private placements, and believes that such funds, together with current financial resources, are sufficient to support operations over the next 12 months. The Company has not, however, adopted any formal budget. No material capital expenditures are contemplated at this time.

Item 7.  Financial Statements and Supplementary Data

         Financial Statements

         The following financial statements are included herein:

                  Independent Auditors' Report
                  Consolidated Balance Sheet at December 31, 1995 and 1994 Consolidated Statement of Operations for the years ended December 31, 1995 and 1994 Consolidated Statement of Shareholders' Equity Consolidated Statement of Cash Flows for the years ended December 31, 1995 and 1994 Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Registrant's former independent accountant Terrence J. Dunne, C.P.A. ("Dunne") resigned from that capacity on December 6, 1995. The report by Dunne on the financial statements of the Registrant dated June 27, 1995, including balance sheets as of December 31, 1994 and 1993 and the statements of operations, cash flows and statement of stockholders' equity for the years ended December 31, 1994, 1993 and 1992 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. A letter from the former independent accountant for the Registrant was attached as an Exhibit to a Form 8-K dated December 6, 1995 in which the resignation of Mr. Dunne was reported. On February 28, 1996 the Registrant engaged Silverman, Olson, Thorvilson & Kaufmann Ltd. as its new independent accountant.

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
         Exchange Act.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. Information as to the directors and executive officers of the Company as of October 16, 1996 is as follows. No annual meeting has been set.

         Riccardo Mortara           President and Director
         Dempsey K. Mork                     Chief Financial Officer, Secretary
                                    and Director

Riccardo Mortara

         Riccardo Mortara, age 49, has been President and a Director of the Company since June 1993. Mr. Mortara is the managing director of Societe Financiere du Seujet, Geneva, Switzerland, a company which provides portfolio management and financial services to banks, corporations, and high net-worth individuals primarily in Europe. Between the years of 1984 and 1991, Mr. Mortara was a director of a Geneva private portfolio management company in which he still is a co-owner. Mr. Mortara currently serves on the boards of five financial services companies.

Dempsey K. Mork

         Dempsey K. Mork, age 54, has been the Secretary/Treasurer and a Director of the Company since December
1992 and was President from December 1992 to June 1993.  From 1989 to 1992 Mr.
 Mork served as president of
Whitehall Company, Ltd. a financial services and banking investment company.
 Mr. Mork is also president and a
director of A.G. Holdings, Inc.

Item 10. Executive Compensation

         The following table sets forth the cash compensation of the Company's executive officers and directors during each of the last three fiscal years. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including automobiles, premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.


                                            Summary Compensation Table

                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION
    Name and                                                   Other Annual        Awards       Payouts        All
    Principal Position      Year     Salary         Bonus      Compensation                                   Other
                                                                              Restricted        Options/     LTIP
                                                                              Stock ($)SARs(#)   Payouts ($)


 Riccardo Mortara          1995(1)                   0           60,000       0         0          0              0
 President and Director    1994(1)                   0             0              0    83,500          0          0

                           1993(1)                   0             0              0        0           0          0

 Dempsey K. Mork           1995(1)                   0           60,000       0         0          0              0
 Chief Financial Officer,  1994(1)                   0             0              0    83,500          0          0
 Secretary and Director    1993(1)                   0             0              0        0           0          0


(1) The above table does not include fringe benefits since such amount is less than $25,000 for each person, and does not include 20,000 shares of restricted stock awarded to each of the named persons for services in fiscal 1994. The Board of Directors awarded $120,000 to Messrs. Mork and Mortara for services in fiscal 1995 but the Company has not paid such amount nor allocated it between the two officers.

Options Granted in Fiscal 1995

     There were no options granted in fiscal 1995.

Option Exercises and Year-end Value Table

    The following table contains information concerning the exercise of stock options and employment related options and information in unexercised stock options held as of December 31, 1995 by the named executive officers:

                              Value of Unexercised
                              In-the-Money Options
                                                            Number of Unexercised                     at
                             Shares                           Options & Warrants                December 31, 1995
                           Acquired on       Value
                            Exercise       Realized(1)   Exercisable     NonExercisable          Exercisable(2)
Riccardo Mortara                -0-        $     -0-         83,500                0              $     260,938
Dempsey K. Mork                 -0-        $     -0-         83,500                0              $     260,938



(1)      Market Value at time of exercise less exercise price.
(2) The average of the closing bid price of the Common Stock at December 28, 1995 was $5-5/8. Value equals the difference between market value and exercise price.

         In fiscal 1994, the Company issued 20,000 shares to each of Messrs. Mork and Mortara for services rendered. The shares were valued at $2.20 per share, and the number of shares was not based upon the hours of services to the Company. In April 1994 the Company issued options to purchase 200,000 Shares at $2.50 per share, exercisable until April, 2004, including 83,500 options to each of Messrs. Mork and Mortara. The options were not issued under the 1993 Plan.

         Except as noted above, the Company has no agreement or understanding, express or implied, with any officer or director, or any other person regarding employment with the Company or compensation for services. Compensation of officers and directors is determined by the Company's board of directors and is not subject to shareholder approval.

Stock Option Plan

         The Company has adopted the 1993 Stock Option Plan (the "Plan") to offer an incentive based compensation system to employees, officers and directors and to outside consultants or advisors, and, as is frequently the practice, including to the professional corporations of such consultants or advisors.

         A total of 800,000 shares are authorized for issuance under the Plan. As of December 31, 1994, no options had been granted under the Plan. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

         Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award.

         In the discretion of a committee comprised of non-employee directors outside consultants or advisors, including to the professional corporations of such consultants or advisors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. Pending formation of the Committee, the Board of Directors is acting as the Committee.

         Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non-qualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant. Restricted stock may not be granted under the Plan in connection with incentive stock options.

         Stock options may be exercised during a period of time fixed by the Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later. In the discretion of the Committee, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of the Company's Common Stock or by delivery or recourse promissory notes or a combination of notes, cash and shares of the Company's common stock or a combination thereof. Incentive stock options may only be issued to directors, officers and employees of the Company.

         Stock options may be granted under the Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). All options granted to date have included the "AO" feature. If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's common stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

         Stock appreciation rights and/or restricted stock may be granted in conjunction with, or may be unrelated to stock options. A stock appreciation right entitles a participant to receive a payment, in cash or common stock or a combination thereof, in an amount equal to the excess of the fair market value of the stock at the time of exercise over the fair market value as of the date of grant. Stock appreciation rights may be exercised during a period of time fixed by the Committee not to exceed ten years after the date of grant or three years after death or disability, whichever is later. Restricted stock requires the recipient to continue in service as an officer, director, employee or consultant for a fixed period of time for ownership of the shares to vest. If restricted shares or stock appreciation rights are issued in tandem with options, the restricted stock or stock appreciation right is canceled upon exercise of the option and the option will likewise terminate upon vesting of the restricted shares.

         Directors currently receive no compensation for their duties as directors.

         Compliance with Section 16

         Not Applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Principal Shareholders. The following table sets forth information relating to the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the Company capital stock, based on 1,404,423 common shares outstanding and 1,000 Class A Preferred Shares outstanding at September 20, 1996.


                                            Name and Address                      Amount and Nature
                                              of Beneficial                         of Beneficial                Percent
  Title of Class                                Ownership                             Ownership                 of Class

Common Stock                             Dempsey K. Mork(2)                           204,500                      13.7%
                                         74900 Highway 111
                                         Suite 121
                                         Indian Wells, CA 92210

                                         Riccardo Mortara(3)                          129,415                       8.7%
                                         14 Quai du Seujet
                                         CH-1201 Geneva
                                         Switzerland

                                         Hermes Imperial Investment, L.P.             400,000                      28.9%
                                         De Ruyterkade 32
                                         Curacao

                                         Pemp Group, Inc.                             400,000                      28.9%
                                         1010 Rue de la Gauchetiere Ouest
                                         5th Floor
                                         Montreal, Quebec
                                         Canada H3B2N2

Series A
  Preferred
  Stock(1)                               Dempsey K. Mork                                  500                      50.0%
                                         74900 Highway 111
                                         Suite 121
                                         Indian Wells, CA 92210


                                         Riccardo Mortara                                 500                      50.0%
                                         14 Quai du Seujet
                                         CH-1201 Geneva
                                         Switzerland

All directors and officers and
as a Group (2 persons)                                                                  1,000                       100%

Common Stock                                                                          333,995                      21.3%
Series A Preferred Stock                                                                1,000                       100%

(1) The holders of the beneficial ownership of Series A Preferred Stock have the right to collectively elect two-thirds of the Board of Directors.

(2) Includes options to purchase 83,500 shares, as well as shares held in the name of a corporation controlled by Mr. Mortara
(3) Includes 10,000 Shares held by the spouse of Mr. Mortara of which Mr. Mortara disclaims beneficial ownership, and options to purchase 83,500 Shares.

Item 12. Certain Relationships and Related Transactions

         Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company. No procedures have been adopted to resolve such conflicts of interest.

         On August 22, 1995 Kevin and Joy Miller loaned $108,000 to the Company. The loan bears interest at the rate of 15% per annum and is payable in August, 1996.

         On November 4, 1994 Resource Bank & Trust loaned $35,000 to the Company . This note is due November
1999 and interest is payable monthly at the rate of 10.5%

                  The Company issued 20,000, 20,000, and 15,000 shares to Dempsey K. Mork, Riccardo Mortara, and Jehu Hand in December 1994 for services rendered valued at $2.20 per share as officers of the Company.

                                                      PART IV

Item 13. Exhibits



    Exhibit No.            Document Description

      3.                   Articles of Incorporation and Bylaws

           3.1             Articles of Incorporation, (1)
           3.2             Bylaws (1)
           3.3             Amendment to Articles of Incorporation changing name
                            to Development Bancorp, Ltd.(1)
           3.4             Amendment to Articles of Incorporation authorizing
                           Series A
                           Preferred Stock. (1)
           3.5 Certificate of Designation for Series B Convertible Preferred Stock(2)

21. Subsidiaries. The Company's subsidiary, Societe Financiere de Distribution, Geneva, SA is incorporated in
Switzerland.  The subsidiary Development Corp. Services Limited is incorporated in Ireland; KSM Holding
Corporation is incorporated in Minnesota; and Global Financial Group, a subsidiary of KSM Holding Corporation,
is a Colorado corporation.

--------------------------------
(1) Incorporated by reference to the Company's registration statement on Form 10-SB, file no. 0-22934.
(2)   Filed herewith.

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    January 9, 1997                              DEVELOPMENT BANCORP, LTD.



                                                        By:/s/ Dempsey K. Mork
                                                       Dempsey K. Mork
                                                       Secretary/Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 9, 1997.



By:/s/ Riccardo Mortara
   Riccardo Mortara
   President (principal executive officer) and Director



By:/s/ Dempsey K. Mork
   Dempsey K. Mork
   Secretary/Treasurer (principal accounting and financial officer)
   and Director

                                           INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Development Bancorp, Ltd.
Indian Wells, California


We have audited the accompanying consolidated balance sheet of Development Bancorp, Ltd. as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Development Bancorp, Ltd. as of December 31, 1994 were audited by another auditor whose report dated June 27, 1995, expressed on unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Development Bancorp, Ltd. as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




SILVERMAN OLSON THORVILSON & KAUFMANN LTD
CERTIFIED PUBLIC ACCOUNTANTS
Minneapolis, Minnesota

September 6, 1996, except Notes 3 and 18 which are dated November 1, 1996




















                                           INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Development Bancorp, Ltd.
Indian Wells, California


We have audited the consolidated balance sheet of Development Bancorp, Ltd. as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Development Bancorp, Ltd. as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




TERRENCE J. DUNNE
CERTIFIED PUBLIC ACCOUNTANT
Spokane, Washington

June 27, 1995


                                                 DEVELOPMENT BANCORP, LTD.
                                                CONSOLIDATED BALANCE SHEET
                                                December 31, 1995 and 1994


           ASSETS                                                                     1995                 1994
                                                                                 --------------       ---------
Current assets:
    Cash and equivalents                                                         $1,518,327           $1,725,446
    Commissions receivable                                                            244,874                    -
    Other receivables                                                                   92,728                 7,297
    Marketable securities (Note 2)                                                 1,572,608               485,000
    Foreign exchange contracts                                                              -              295,357
    Other current assets                                                              122,288                11,000
                                                                                 ------------         -------------
               Total current assets                                                3,550,825            2,524,100

Investments (Note 3)                                                                  888,381           1,784,841
Intangible assets, net (Note 4)                                                       278,935                    -
Property and equipment, net (Note 5)                                                  139,319                    -
                                                                                 ------------         ------------

               Total assets                                                      $4,857,460           $4,308,941
                                                                                 ==========           ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable - bank (Note 6)                                                 $     50,000         $         -
    Notes payable - related parties (Note 7)                                          304,875                    -
    Accounts payable                                                                  482,467                10,692
    Accrued payroll and commissions                                                   253,587              121,000
    Other accrued liabilities (Note 13)                                               251,433                    -
    Foreign exchange contracts                                                             -               295,357
    Current portion of long-term debt (Note 8)                                          26,881                   -
                                                                                 -------------        ------------
           Total current liabilities                                               1,369,243               427,049

Long-term debt (Note 8)                                                                   6,770                  -
Long-term debt - related party (Note 9)                                                 35,000                   -
                                                                                 -------------        ------------
               Total liabilities                                                   1,411,013               427,049
                                                                                 -----------          ------------

Commitments and contingencies (Note 10)                                                     -                    -

Shareholders' equity:
    Class B convertible preferred stock, no par value; 110,000
        shares designated, issued and outstanding (Note 11)                           165,000                    -
    Common stock, no par value; 50,000,000 shares
        authorized, 1,034,923 and 1,089,923 shares
        issued and outstanding, respectively                                       3,673,496            4,082,496
    Accumulated deficit                                                           (   795,771)         (   345,529)
    Translation adjustment                                                            403,722              144,925
                                                                                 ------------         ------------
               Total shareholders' equity                                          3,446,447            3,881,892
                                                                                 -----------          -----------

               Total liabilities and shareholders' equity                        $4,857,460           $4,308,941
                                                                                 ==========           ==========

                                         The accompanying  notes are an integral
                                             part of the financial statements.


                                                 DEVELOPMENT BANCORP, LTD.
                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                      For the Years Ended December 31, 1995 and 1994



                                                                                      1995                 1994
                                                                                 --------------       ---------
Revenues:
    Commissions and consulting fees                                              $   606,482          $     42,106
    Consulting fees - related parties (Note 12)                                         50,000                   -
                                                                                 -------------        ------------

               Total revenues                                                         656,482                42,106

General and administrative expenses                                                1,186,400               193,456
                                                                                 -----------          ------------

               Loss from operations                                               (   529,918)         (   151,350)
                                                                                 ------------         ------------

Other income (expense):
    Gain on sale of marketable securities                                             582,849                     116
    Unrealized gain (loss) on marketable
        securities portfolio (Note 2)                                                   16,805         (     46,063)
    Interest income                                                                     43,609               16,490
    Interest expense                                                              (     29,490)                  -
    Legal settlement (Note 13)                                                    (   210,500)                   -
    Foreign currency transaction gain (loss) (Note 14)                            (   323,597)               53,326
    Miscellaneous                                                                           -                     142
                                                                                 -----------------    ---------------

               Total other income (expense)                                       (     79,676)              24,011
                                                                                 -------------        -------------

               Net loss                                                          $(  450,242)         $(  127,339)
                                                                                 ===========          ===========

Per share information:
    Net loss per share                                                           $(          .41)     $(          .13)
                                                                                 ===============      ===============

    Weighted average number
        of common shares outstanding                                               1,095,606               984,090
                                                                                 ===========          ============











                                         The accompanying  notes are an integral
                                             part of the financial statements.


                                                     DEVELOPMENT BANCORP, LTD.
                                                 STATEMENT OF SHAREHOLDERS' EQUITY
                                           For the Years Ended December 31, 1995 and 1994



                                                                                                                           Total
                                  Preferred Stock           Common Stock          Stock      Accumulated  Translation  Shareholders'


                                Shares       Amount      Shares      Amount   Subscriptions    Deficit     Adjustment      Equity



Balances at
 December 31, 1993                    --   $      --      700,093  $3,186,924 $      31,572  $ (218,190)  $    31,958  $  3,032,264
Issuance of common stock
  under subscription                  --          --      229,830     31,572       (31,572)           --           --            --
Issuance of common stock
  for cash                            --          --      160,000    864,000             --           --           --       864,000
Equity adjustment from
  foreign currency translation        --           --         --         --             --           --        112,967      112,967
Net loss                              --          --           --         --             --    (127,339)           --     (127,339)



Balances at
  December 31, 1994                   --          --    1,089,923  4,082,496             --    (345,529)      144,925     3,881,892
Issuance of common
  stock for cash                      --          --       50,000    270,000             --           --           --       270,000
Issuance of common
  stock for services                            --         45,000     121,000        --           --           --     121,000
Issuance of preferred
  stock in acquisition
  of KSM Holding Corp-
  oration (Notes 17 and 18)             110,000     165,000      --         --             --           --           --      165,000
Redemption of common
  stock in sale of
  investments (note 3)               --           --(150,000)      (800,000)        --       --       --                   (800,000)
Equity adjustment from
  foreign currency
  translation                         --          --           --         --             --           --      258,797       258,797
Net loss                              --          --           --         --             --    (450,242)           --     (450,242)


Balances at
  December 31, 1995              110,000   $ 165,000    1,034,923  $3,673,496 $          --  $ (795,771)  $   403,722  $  3,446,447




















                                             The accompanying   notes   are  an
                                                  integral part of the financial
                                                  statements.



DEVELOPMENT BANCORP, LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 1995 and 1994

                                                                                      1995                 1994
                                                                                 --------------       ---------
Cash flows from operating activities:
    Net loss                                                                     $(  450,242)           $(  127,339)
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
           Depreciation and amortization                                                22,064                 2,986
           Common stock issued for services                                           121,000                    -
           Non-cash gain on sale of investment                                    (       9,572)                 -
           Unrealized (gain) loss on marketable securities                        (     62,868)              46,063
           Foreign currency transaction loss                                          106,032                  6,260
        (Increase) decrease in assets:
           Commissions receivable                                                 (   200,067)                   -
           Other receivables                                                      (     32,195)        (       3,305)
           Marketable securities                                                  (   632,107)                   -
           Other current assets                                                   (     59,305)                   -
           Stock subscription receivable                                                    -              900,000
        Increase (decrease) in liabilities:
           Accounts payable                                                           327,972          (       9,578)
           Accrued liabilities                                                        350,011              121,000
                                                                                 ------------         ------------

               Net cash provided by (used in) operating activities                (   519,277)             936,087
                                                                                 ------------         ------------

Cash flows from investing activities:
    Purchase of investments                                                                 -          (1,161,181)
    Increase in intangible assets                                                 (     52,482)                  -
    Purchase of property and equipment                                            (     41,962)                  -
                                                                                 -------------        ------------

               Net cash used in investing activities                              (     94,444)        (1,161,181)
                                                                                 -------------        -----------

Cash flows from financing activities:
    Repayment of notes payable - related parties                                  (   112,094)                   -
    Repayment of long-term debt                                                   (       5,101)                 -
    Repayment of long-term debt - related party                                   (       5,000)                 -
    Proceeds from issuance of common stock                                            270,000              864,000
                                                                                 ------------         ------------

               Net cash provided by financing activities                              147,805              864,000
                                                                                 ------------         ------------

Effect of exchange rate changes on cash                                               258,797              112,967
                                                                                 ------------         ------------
Increase (decrease) in cash and equivalents                                       (   207,119)             751,873
Cash and equivalents - beginning of year                                           1,725,446               973,573
                                                                                 -----------          ------------
Cash and equivalents - end of year                                               $1,518,327           $1,725,446
                                                                                 ==========           ==========

                                        The accompanying  notes are an integral
                                             part of the financial statements.


                                                 DEVELOPMENT BANCORP, LTD.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                      For the Years Ended December 31, 1995 and 1994


                                                                                      1995                 1994
                                                                                 --------------       ---------

    Cash paid during the year for interest                                       $     11,057         $        -
                                                                                 ============         ==========

Supplemental  schedule of non-cash  investing and financing  activities:  During
    1995:

        The Company redeemed 150,000 shares of its common stock valued at $800,000 in the sale of oil and gas investments valued at $790,428 (Note
        3).

        In connection with the acquisition of KSM, the Company issued 110,000 shares of preferred stock valued at $165,000 in exchange for assuming various liabilities and various non-cash assets (Note 17).

    During 1994:

        The Company incurred $295,357 of debt in exchange for foreign exchange contracts.























                                          Theaccompanying  notes are an integral
                                             part of the financial statements.

                                                 DEVELOPMENT BANCORP, LTD.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 For the Years Ended December 31, 1995 and 1994
Note 1:           Organization and Significant Accounting Policies

                  Nature of Organization:

                      Development Bancorp, Ltd. ("Development" or "the Company") is a holding company organized in the state of Washington for the purpose of providing international investment banking services through its majority-owned subsidiaries:
                      Development Corp Services Limited (Ireland - 99.93% owned), SFD Societe Financere De Distribution Geneve SA (Switzerland - 99.3% owned), and KSM Holding Corporation ("KSM") (United States - 99.93% owned). KSM owns 100% of Global Financial Group ("Global") (United States).

                  Basis of Presentation:

                      For the year ended December 31, 1995, the consolidated financial statements include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited, SFD Societe Financiere De Distribution Geneve SA, and KSM Holding Corporation for the period from acquisition (November 14, 1995) to December 31, 1995 (Note 17). For the year ended December 31, 1994, the consolidated financial statements include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited and SFD Societe Financiere De Distribution Geneve SA.

                      All references to "the Company" in these financial statements relate to the consolidated entity. All significant intercompany accounts and transactions are eliminated in consolidation.

                  Cash and Equivalents:

                      Cash equivalents include all highly liquid investments purchased with a maturity of three months or less.

                  Marketable Securities:

                      Marketable securities consist of various equity and debt securities and are stated at current market value. All equity securities are considered "trading" securities and all debt securities are considered "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, Accounting and Certain Investments in Debt and Equity Securities (SFAS 115). Accordingly, unrealized gains and losses on equity securities are reflected in operations, and unrealized gains and losses on debt securities are credited or charged to "translation adjustment" on the accompanying balance sheet.

                      Market value is determined by the quoted market price as of the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.
                                                 DEVELOPMENT BANCORP, LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                For the Years Ended December 31, 1995 and 1994

Note 1:           Organization and Significant Accounting Policies (Continued)

                  Foreign Exchange Contracts:
                      Foreign exchange contracts are entered into as a hedge against foreign currency rate fluctuations. The contracts are initially recorded at cost and thereafter adjusted to market value at year-end. Unrealized gains or losses are credited or charged to "translation adjustment" on the accompanying balance sheet.

                  Investments:
                      Investments consist of various equity ownership interests in privately-held corporations or partnerships. Investments are stated at cost, as adjusted for foreign currency translation gains or losses, if any.

                  Intangible Assets:
                      Intangible assets consist of the costs of broker/dealer network development and related customer lists acquired in the acquisition of KSM Holding Corporation. These assets are being amortized on a straight-line basis over five years.

                  Property and Equipment:
                      Property and equipment is stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated five to seven year useful lives of the assets.

                      Expenditures    for   additions   and   improvements   are
                      capitalized, while repairs and maintenance are expensed as incurred.

                  Income Taxes:
                      Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                  Net Loss Per Share:

                      Loss per share is calculated based on the weighted average number of common shares outstanding as the effect of including common stock equivalents would be anti-dilutive.

                  Financial Instruments:

                      The carrying amounts of financial instruments such as cash, commissions and other receivables, marketable securities, and short-term liabilities approximated their fair value based upon the short-term maturities of these instruments.

                                                 DEVELOPMENT BANCORP, LTD.
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  For the Years Ended December 31, 1995 and 1994

Note 1:           Organization and Significant Accounting Policies (Continued)

                  Concentrations of Credit Risk:

                      Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, commissions receivable, and the Company's and customers' margin transactions.

                      Cash

                         The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits or are in foreign banks. The Company believes it has its cash deposits at high quality financial institutions and that no significant credit risk exists with respect to these deposits.

                      Commissions Receivable

                         Commissions receivable arise from the introduction of customers' security trades to the Company's two carrying brokers who collect and remit to the Company their allocable share of the commissions earned. The Company believes it's carrying brokers are financially stable entities and no significant credit risk exists with respect to these receivables.

                      Company's Margin Transactions

                         In the normal course of business, Global sells securities not yet purchased (short sales) for its own account. The establishment of short positions exposes Global to off-balance sheet market risk in the event prices increase, as Global may be obligated to acquire the securities at prevailing market prices.

                      Customers' Margin Transactions

                         The activities of Company customers are transacted on either a cash or margin basis through the facilities of its clearing broker. In margin transactions, the clearing broker extends credit to the customers, subject to various regulatory and margin requirements, collateralized by cash and securities in the customer's account. In connection with these activities, the clearing broker executes and clears customer transactions involving the sale of securities not yet purchased ("short sales").

                         These transactions may expose the Company to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses which the customers may incur. In the event the customers fail to satisfy their obligations to the clearing broker, the Company may be required to compensate the clearing broker for losses incurred on behalf of its customers.

                      DEVELOPMENT BANCORP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1995 and 1994

Note 1:           Organization and Significant Accounting Policies (Continued)

                  Concentrations of Credit Risk (continued):

                      Customers' Margin Transactions (continued)

                         The Company, through its clearing brokers, seeks to control the risk associated with its customers' activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The clearing brokers monitor required margin levels daily and, pursuant to such guidelines, requires the customer to deposit additional collateral, or reduce positions, when necessary.

                  Newly-Issued Accounting Standards:

                      In March 1995, Statement of Financial Accounting Standards No. 121,
                      "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
                      Assets to be Disposed Of" ("SFAS No. 121") was issued.
 The Company will
                      adopt SFAS No. 121 in the first quarter of 1996.

                      This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In adopting this standard, the Company will be required to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized.

                      Management believes that any impact of adopting SFAS No.
                        121 will not be
                      material.

                  Use of Estimates:

                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions about the future outcome of current transactions which may affect the reporting and disclosure of these transactions. Accordingly, actual results could differ from those estimates used in the preparation of these financial statements.

                  Reclassifications:

                      Certain  reclassifications  have  been  made  in the  1994 financial statements in order to conform with 1995 financial statement presentation. These reclassifications have no effect on accumulated deficit or net loss, as originally reported.

DEVELOPMENT BANCORP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1995 and 1994

Note 2:           Marketable Securities

                  Marketable  securities  consisted of the following at December
31:


                  Estimated
                  1995                                                                                Market
                                                                                      Cost             Value
                     Equity securities                                           $1,155,803        $1,170,108
                     Debt securities                                                  400,000           402,500
                                                                                 ------------      ------------
                                                                                   $1,555,803      $1,572,608

                                    Estimated
                  1994                                                                                Market
                                                                                      Cost             Value
                     Equity securities                                           $   130,189       $     75,000
                     Debt securities                                                  400,874           410,000
                                                                                 ------------      ------------
                                                                                  $   531,063     $   485,000
                                                                                    ===========     ===========

                  Unrealized  gain (loss)  included in marketable  securities at
                  December  31,  1995  and  1994  was  $16,805  and   $(46,063),
                  respectively.

                  At December 31, 1995, the maturities of debt securities, at estimated market value, which are classified as available for sale are as follows:

                           Within one year                           $   201,250
                           One - five years                              201,250
                                                                    ------------
                                                                    $   402,500




Note 3:           Investments

                  Investments consists of the following at December 31:



                                                            1995            1994
                                                       -------------  ---------

                  120,000 shares of Gestion Pemp, Inc. $264,312      $   295,838
                  Investment in Gestion Pemp Network    624,069          698,575
                  Investment in oil and gas leaseholds       -           790,428

                      Total other investments       $   888,381       $1,784,841
                                                    ===========       ==========

                  The Company owns 120,000 shares, or approximately a 6% interest in Gestion Pemp, Inc., a Canadian corporation. Additionally, the Company owns an interest in Gestion Pemp Network, a multiple-level marketing system of Pemp, Inc., a related Canadian corporation. The decline in value experienced in 1995 was due to foreign exchange rate declines which management considers to be temporary.

                  During 1995 and 1994, the Company received $35,017 and $42,106, respectively, in commissions from this investment.

                                                 DEVELOPMENT BANCORP, LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 For the Years Ended December 31, 1995 and 1994


Note 3:           Investments (Continued)

                  In 1995, the Company sold its interest in the oil and gas leaseholds for a redemption of 150,000 shares of Company common stock valued at $800,000.

Note 4:           Intangible Assets

                  Intangible   assets  arose  in  the  acquisition  of  KSM  and
                  consisted of the following at December 31, 1995 (Note 17):


                  Broker/dealer network development                   $  233,665
                  Customer lists                                          50,000
                                                                    ------------

                                                                        283,665
                  Less accumulated amortization                    (      4,730)
                                                                   -------------

                  Intangible assets, net                              $  278,935
                                                                      ==========


                  Amortization expense was $4,730 in 1995.

                  On November 1, 1996, the Company rescinded its acquisition of KSM (Note 18) and accordingly the remaining intangible assets will be written-off as part of the recision.

Note 5:           Property and Equipment

                  Property and equipment consisted of the following at December 31, 1995:

                  Furniture and equipment                             $  178,710
                  Leasehold improvements                                  13,176
                                                                    ------------
                                                                         191,886

                  Less accumulated depreciation                     (    52,567)
                                                                    ------------

                  Property and equipment, net                        $  139,319
                                                                      ==========

                  Depreciation expense aggregated $17,334 in 1995.

Note 6:           Note Payable - Bank

                  In 1995, the Company had a $100,000 bank line of credit available, of which $50,000 was outstanding at December 31, 1995. Interest accrues at a variable rate (10.0% at December 31, 1995). The line of credit expires in March 1996 and is personally guaranteed by an officer/shareholder of the Company.

                                                 DEVELOPMENT BANCORP, LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  For the Years Ended December 31, 1995 and 1994


Note 7:           Note Payable - Related Parties

                  At December 31, 1995, the Company had notes payable to related parties as follows:

                  Note payable - officer/shareholder bearing
                  interest at 15%.  The note is unsecured and
                  matures August 1996.                                $  108,000

                  Note payable - affiliated company related through common control, bearing interest at 10%. The note was created when the affiliate transferred ownership of certain marketable securities to the Company and is repaid by returning an equivalent number of the same marketable securities to the affiliated company upon demand. As a result, the note payable principal fluctuates with the market price of the securities. The note is personally guaranteed
                  by an officer/shareholder of the Company.              196,875
                                                                     -----------

                                                                      $  304,875

Note 8:           Long-Term Debt

                  Long-term debt consisted of the following at December 31, 1995:

                  Note payable - investment broker bearing
                  interest at 9%.  The note matures in January
                  1997 and is secured by furniture and equipment.                $    12,091

                  Note payable - equipment bearing interest at
                  13.5%.  The note matures in March 1997 and
                  is secured by equipment.                                             21,560
                                                                                       33,651
                  Less current portion                                            (    26,881)
                                                                                 ------------

                  Long-term debt                                                 $      6,770
                                                                                 ============

Note 9:           Long-Term Debt - Related Party

                  At December 31, 1995, the Company had a $35,000 note payable to an officer of the Company. The note bears interest at 10.5%, payable monthly, with principal due upon maturity in November 1999. The note is unsecured.

DEVELOPMENT BANCORP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1995 and 1994

Note 10:          Commitments and Contingencies

                  Development Stock Option Plan:

                      At December 31, 1995, an aggregate of 600,000 shares of common stock were reserved for issuance upon exercise under the Company's 1993 stock option plan. Pursuant to the plan, the board of directors may grant options to employees, officers, directors or others at their discretion. As of December 31, 1995, no options had been granted under the plan.

                  Other Development Stock Options:

                      As of December 31, 1995, an aggregate of 200,000 shares of common stock were reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 200,000 shares of common stock (of which 167,000 were to Company officers) at $2.50 per share. The options expire in April 2004. These options were not issued under the Company's 1993 stock option plan.

                  KSM Convertible/Redeemable Preferred Stock:

                      KSM has 2,400 shares of 10% cumulative, convertible preferred stock outstanding at December 31, 1995, representing a .07% interest in this subsidiary. Commencing in July 1995, preferred stockholders are entitled to cumulative cash dividends of $10.00 per share payable quarterly plus securities dividends equal to 25% of all securities received by the Company in connection with investment banking services payable annually. Each share of preferred stock is convertible, at the holder's option, into 100 shares of KSM common stock. The Company may redeem the preferred stock at anytime for $100 per share plus accrued dividends.

                  Operating Leases:

                      The Company leases its corporate offices and certain equipment under noncancellable operating leases.

                      Future minimum lease payments are as follows for the years ended December 31:

                           1996                                                  $     70,910
                           1997                                                         57,702
                           1998                                                         41,258
                           1999                                                         21,578
                           2000                                                         12,330
                                                                                 -------------

                                                                                 $   203,778

                  Rent expense in 1995 aggregated $58,837.

DEVELOPMENT BANCORP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1995 and 1994

Note 10:          Commitments and Contingencies (Continued)

                  KSM 401(k) Retirement Plan:

                      KSM has a 401(k) retirement plan available for the benefit of its employees. All employees who have completed 1,000 hours of service to the Company are eligible to participate. Company contributions are made at the discretion of the board of directors. Participants vest immediately in their contributions and over a three year period for any Company contributions. During 1995, no Company contributions were made to the plan.

                  KSM Employment Agreement:

                      The Company has a five-year employment agreement with a KSM officer. Pursuant to the employment agreement, the officer receives a base salary plus a variable percentage of KSM monthly gross sales. In addition, the officer is entitled to a bonus payable in registered common stock of Development Bancorp, Ltd., equal to one-third on any non-accountable expense allowance received by the Company and 25% of all underwriter's shares or warrants received by the Company in connection with any underwriting. The agreement provides for a five-year covenant not to compete and six month severance package if terminated. The agreement automatically renews for a one-year term unless notice is given by either the Company or the employee 90 days before the end of the agreement.

                  Global Restriction Agreement:

                      Global has entered into a "Restriction Agreement" with the National Association of Securities Dealers, Inc. (NASD) which provides, among other things, that Global must obtain NASD approval to expand its business related to volume (personnel, number of trades, market value of securities traded) and services provided.

Note 11:          Preferred Stock

                  The Company has authorized an aggregate of 1,000,000 shares of no par preferred stock as follows:

                  Class A Preferred Stock:

                      The Company has designated 1,000 shares of no par value Class A preferred stock. Class A shareholders are not entitled to receive dividends. At December 31, 1995 and 1994, there were no shares of Class A preferred stock issued or outstanding.

DEVELOPMENT BANCORP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1995 and 1994

Note 11:          Preferred Stock (Continued)

                  Class B Convertible Preferred Stock:

                      The Company has designated 110,000 shares of no par value convertible Class B preferred stock. Class B shareholders are entitled to receive dividends in a manner similar to common shareholders when declared by the board of directors. Each Class B share is convertible into one share of common stock, at the option of the shareholder, provided that the market price for the Company's common stock is at or above $4.50 per share. In 1995, the Company issued 110,000 shares of Class B preferred stock in the acquisition of KSM.

Note 12:          Related Party Transactions

                  Consulting Services:

                      During 1995, the Company provided consulting services to an affiliated company through common control. Total fees received aggregated $50,000 and are included in consulting fees - related parties.

Note 13:          Legal Settlement

                  In 1995, KSM was a respondent, along with another former broker/dealer, owned by an officer/director of KSM, and various individuals, in two separate legal matters before the NASD. The complaints sought reimbursement of trading losses, aggregating approximately $126,000 plus interest, fees and punitive damages.

                  Subsequently in 1996, the NASD arbitration panel awarded the claimants approximately $210,500 in full settlement of their complaints. Accordingly, the Company has recorded the entire settlement in "other accrued liabilities" in the accompanying balance sheet.

Note 14:          Foreign Currency Transaction Gain (Loss)

                  Foreign currency transaction gains or losses result from a change in exchange rates between the functional currency of the Company or its subsidiaries and the currency in which a foreign transaction is denominated. These gains or losses are comprised of actual currency gains or losses realized upon settlement of foreign currency transactions and expected (unrealized) currency gains or losses on unsettled foreign currency transactions.

                  For 1995 and  1994,  the  foreign  currency  transaction  gain
                  (loss) was $(323,597) and $53,326, respectively.

                                                 DEVELOPMENT BANCORP, LTD.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 For the Years Ended December 31, 1995 and 1994



Note 15:          Income Taxes

                  The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                                                    1995             1994
                                                                                -----------      --------
                  Tax benefit computed at the
                     maximum federal statutory rate                              (    34.0)%      (    34.0)%

                  Foreign income exclusion                                            30.5               4.7
                  Net (increase) decrease  due to various
                     temporary and permanent differences                         (    13.6)                -

                  Net operating loss carryforward                                     17.1             29.3
                                                                                ----------       ----------

                  Income tax provision                                                    -  %             -  %
                                                                                =============    =============


                  Deferred taxes consisted of the following at December 31:


                                                                                    1995             1994
                                                                                -----------      --------
                  Asset:

                     Net operating loss carryforward                            $    47,000      $   17,000
                     Other                                                       (      7,000)            -
                                                                                -------------    ----------
                  Net deferred tax asset before
                     valuation allowance                                              40,000          17,000
                  Less valuation allowance                                       (    40,000)     (   17,000)
                                                                                ------------     -----------

                  Net deferred tax asset                                        $        -       $       -
                                                                                ===============  =========

                  For financial statement purposes, no tax benefit has been reported in 1995 or 1994 as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

                  At December 31, 1995, the Company had net operating loss carryforwards as follows for income tax purposes:

                                 Carryforward                     Net Operating
                           Expires December 31:               Loss Carryforwards
                           --------------------               ------------------
                                    2005                           $       3,000
                                    2006                                  19,000
                                    2007                                   2,000
                                    2009                                  62,000
                                    2010                                 226,000
                                                                    ------------
                                                                     $   312,000

DEVELOPMENT BANCORP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1995 and 1994

Note 15:          Income Taxes (Continued)

                  The utilization of the $312,000 of carryforwards relating to Global prior to its November 14, 1995 acquisition is dependent upon the ability of Global to generate sufficient taxable income during the carryforward period (separate return limitation regulations). In addition, utilization of these carryforwards is limited due to ownership changes as defined in the Internal Revenue Code.

Note 16:          Industry and Geographical Segment Reporting

                  The Company operated and had assets in the investment banking and broker/dealer industries as follows:

                                                                                      1995              1994
                      Revenues:
                      Investment banking                                         $     39,952      $     42,106
                      Broker/dealer                                                   616,530                 -
                                                                                 ------------      ------------

                             Total revenues                                      $   656,482       $     42,106
                                                                                 ===========       ============

                  Operating Loss:
                      Investment banking                                         $(  478,659)      $(  151,350)
                      Broker/dealer                                               (     51,259)               -
                                                                                 -------------     ------------

                             Total operating loss                                $(529,918)        $(151,350)
                                                                                 =========         =========

                  Identifiable Assets:
                      Investment banking                                         $3,994,611        $4,308,941
                      Broker/dealer                                                   862,849                 -
                                                                                 ------------      ------------

                             Total identifiable assets                           $4,857,460        $4,308,941
                                                                                 ==========        ==========

                  The Company operated and had assets in the United States and Europe as follows:
                      Revenues:
                      United States                                              $    621,465      $     24,501
                      Europe                                                           35,017            17,605
                                                                                 ------------      ------------

                             Total revenues                                      $    656,482      $     42,106
------------------                                                               ============      ============
                  Operating Loss:
==================
                      United States                                              $  (538,141)      $  (146,375)
==================
                      Europe                                                            8,223           (4,975)
                                                                                 ------------      -----------

                  Total operating loss                                           $   (29,918)      $  (151,350)
------------------                                                               ===========       ===========

                  Identifiable Assets:
                      United States                                              $  2,121,811      $      1,817
==================
                      Europe                                                        2,735,649         4,307,124
                                                                                 ------------      ------------






                             Total identifiable assets                           $  4,857,460      $  4,308,941
------------------                                                               ============      ============


DEVELOPMENT BANCORP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1995 and 1994

Note 17:          KSM Holding Company Acquisition

                  On November 14, 1995, the Company exchanged 110,000 of its convertible preferred stock for all 3,617,143 shares of KSM common stock issued and outstanding (not including 2,400 shares of preferred stock outstanding). The exchange resulted in KSM becoming a 99.93% owned subsidiary of the Company.

                  The total KSM purchase price was $217,482, consisting of 110,000 shares of Company convertible preferred stock valued at $165,000 and acquisition costs totalling $52,482. The $1.50 price per share used to value the preferred stock was determined based upon the market value of an equivalent number of shares of common stock due to the conversion rights less a discount to factor in the reduction in value stemming from restrictions in conversion and the size of the newly issued block.

                  The Company accounted for the acquisition under the purchase method whereby the assets and liabilities of KSM are recorded at their net book value, which approximated fair market value as of the date of acquisition as estimated by management. The following items represent the net tangible assets acquired and liabilities assumed:

                           Commissions receivable                   $     44,807
                           Other receivables                              53,236
                           Marketable securities                         392,633
                           Other current assets                           51,983
                           Net property and equipment                    114,691
                           Note payable - bank                     (     50,000)
                           Notes payable - related parties          (   416,969)
                           Accounts payable                         (   143,803)
                           Accrued liabilities                     (     34,009)
                           Long-term debt                          (     38,752)
                           Long-term debt - related parties        (     40,000)
                                                                   -------------

                                    Net assets (liabilities)       $(    66,183)
                                                                    ============

                  The $283,665 excess purchase price of the fair market value of tangible assets and liabilities acquired has been identified as broker/dealer network development and customer lists acquired and is being amortized over a five-year period.

                                                 DEVELOPMENT BANCORP, LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  For the Years Ended December 31, 1995 and 1994



Note 17:          KSM Holding Company Acquisition (Continued)

                  Summarized below is the unaudited condensed and pro-forma consolidated statement of operations as if the KSM acquisition had taken place at the beginning of the year ended December 31, 1995.

                                                           1995 Pro-forma Consolidated
                                                      Statement of Operations (Unaudited)
                                                                                Pro-forma
                                       Development       KSM Holding            Pro-forma         Development
                                      Bancorp, Ltd.      Corporation          Consolidating      Bancorp, Ltd.
                                      Consolidated    Consolidated (1)         Entries (2)       Consolidated
     Revenues                        $     656,482    $     1,571,490       $              -     $   2,227,972
     General &
       administrative                  (1,186,400)        (1,831,532)               (52,003)       (3,069,935)
                                     ------------     --------------        ---------------      ------------
     Loss from operations                (529,918)          (260,042)               (52,003)         (841,963)
-----
     Other income (expense)                 79,676           (37,342)                      -            42,334
                                     -------------    --------------        ----------------     -------------
     Net loss                        $   (450,242)    $     (297,384)       $       (52,003)     $   (799,629)
                                     ============     ==============        ===============      ============
     Net loss per share              $       (.41)                                               $       (.73)
                                     ============                                                ============
     Weighted average number
       of shares outstanding             1,095,606                                                   1,095,606
                                     =============                                               =============

(1) Represents KSM Holding Corporation consolidated unaudited activity for the period from January 1, 1995 to November 14, 1995 (date of acquisition).
(2) Represents adjustment to amortization of intangible assets acquired in the KSM Holding Corporation acquisition for the period from January 1, 1995 to November 14, 1995 (date of acquisition).

Note 18:          Subsequent Event

                  On November 1, 1996, the Company rescinded its acquisition of KSM Holding Company (KSM). Accordingly, all 3,617,143 shares of KSM common stock were returned to KSM in exchange for the return and cancellation of all 110,000 shares of Company convertible preferred stock outstanding. Additionally, all amounts paid to KSM will be considered as unsecured loans ($415,000 as of December 31, 1995) bearing interest at 8% and due in November 2001.