Form 10QSB
period 1996-03-31
DEVELOPMENT BANCORP LTD
filed 1997-01-14
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549
                                                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________
 to
         ------------------

         Commission File Number 0-22934

                                                    DEVELOPMENT BANCORP, LTD.
              (Exact Name of Small Business Issuer as specified in its Charter)


            Washington                                        91-1268870
(State or other Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization                                Identification No.)


  14 Quai du Seujet, Geneva, Switzerland                               CH-1201
  (Address of principal executive offices)                            (Zip Code)

 (011) 4122-9081598
 (Issuer's telephone number)


               Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.

                                                   Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                1,044,923
Title of Class                                      Number of Shares outstanding
                                                              at March 31, 1996
No exhibits included.



                                                 DEVELOPMENT BANCORP, LTD.

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 1996



           ASSETS
Current assets:
    Cash and equivalents                                                                         $1,057,253
    Commissions receivable                                                                            248,863
    Other receivables                                                                                 220,961
    Marketable securities                                                                          1,508,216
    Other current assets                                                                              202,186
                                                                                                 ------------
               Total current assets                                                                3,237,479

Investments            878,268
Intangible assets, net                                                                                264,755
Property and equipment, net                                                                           145,905

               Total assets                                                                      $4,526,407

           LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Note payable - bank                                                                          $     50,000
    Notes payable - related parties                                                                   299,644
    Accounts payable                                                                                  500,536
    Accrued payroll and commissions                                                                   216,146
    Other accrued liabilities                                                                         239,680
    Current portion of long-term debt                                                                   27,140
                                                                                                 -------------
           Total current liabilities                                                               1,333,146

Long-term debt - related party                                                                          35,000
               Total liabilities                                                                   1,368,146

Commitments and contingencies                                                                               -

Shareholders' equity:
    Class B convertible preferred stock, no par value; 110,000
        shares designated, issued and outstanding                                                     165,000
    Common stock, no par value; 50,000,000 shares
        authorized, 1,044,923 shares issued and outstanding                                        3,727,496
    Accumulated deficit                                                                           (1,064,542)
    Translation adjustment                                                                            330,307
                                                                                                 ------------
               Total shareholders' equity                                                          3,158,261

               Total liabilities and shareholders' equity                                        $4,526,407






                                        The accompanying selected information is
                                        an  integral   part  of  the   financial
                                        statements.

                                                 DEVELOPMENT BANCORP, LTD.

                      CONSOLIDATED STATEMENT OF OPERATIONS

            For the Three Month Period Ended March 31, 1996 and 1995



                                                                                      1996                 1995
                                                                                 --------------       ---------
Revenues:
    Commissions and consulting fees                                              $1,028,462           $         -
    Consulting fees - related parties                                                 130,000                    -
                                                                                 ------------         ------------

               Total revenues                                                      1,158,462                     -

General and administrative expenses                                                1,536,277                 20,355
                                                                                 -----------          -------------

               Loss from operations                                               (   377,815)         (     20,355)
                                                                                 ------------         -------------

Other income (expense):
    Gain on sale of marketable securities                                               48,621             109,572
    Unrealized gain (loss) on marketable
        securities portfolio                                                      (       7,639)                 -
    Interest income                                                                     12,505                 5,100
    Interest expense                                                              (       4,535)                 -
    Foreign currency transaction gain (loss)                                            60,092                   -
                                                                                 -------------        ------------

               Total other income                                                     109,044              114,672
                                                                                 ------------         ------------

               Net income (loss)                                                 $(  268,771)         $     94,317
                                                                                 ===========          ============

Per share information:
    Net loss per share                                                           $(          .26)     $           .08
                                                                                 ===============      ===============

    Weighted average number
        of common shares outstanding                                               1,042,615            1,145,479
                                                                                 ===========          ===========
















                                        The accompanying selected information is
                                        an  integral   part  of  the   financial
                                        statements.


                                                 DEVELOPMENT BANCORP, LTD.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

            For the Three Month Period Ended March 31, 1996 and 1995


                                                                                      1996                  1995
                                                                                 ---------------      ----------
Cash flows from operating activities:
    Net income (loss)                                                            $(   268,771)        $      94,317
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
           Depreciation and amortization                                                 21,815                    751
           Common stock issued for services                                                  -              121,000
           Non-cash gain on sale of investment                                               -         (    109,572)
           Unrealized (gain) loss on marketable securities                               24,444                  -
                  Foreign currency transaction loss                                      10,113                  -
        (Increase) decrease in assets:
           Commissions receivable                                                 (        3,989)                -
           Other receivables                                                      (    128,233)                  -
                  Marketable securities                                                  39,948                  -
           Other current assets                                                   (      79,898)                 -
           Stock subscription receivable                                                      -        (    250,000)
        Increase (decrease) in liabilities:
           Accounts payable                                                              18,069        (        7,026)
           Accrued liabilities                                                    (      49,194)                 -
           Due to officers                                                                   -         (    121,000)
                                                                                 -------------------  -------------

               Net cash used in operating activities                              (    415,696)        (    271,530)
                                                                                 -------------        -------------

Cash flows from investing activities:
    Purchase of property and equipment                                            (      14,221)                  -
                                                                                 --------------       -------------

               Net cash used in investing activities                              (      14,221)                  -
                                                                                 --------------       -------------

Cash flows from financing activities:
    Repayment of notes payable - related parties                                  (        5,231)                 -
    Repayment of long-term debt                                                   (        6,511)                 -
    Proceeds from issuance of common stock                                               54,000             250,000
                                                                                 --------------       -------------

               Net cash provided by financing activities                                 42,258             250,000
                                                                                 --------------       -------------

Effect of exchange rate changes on cash                                           (      73,415)                  -
                                                                                 --------------       -------------

Increase (decrease) in cash and equivalents                                       (    461,074)        (      21,530)

Cash and equivalents - beginning of year                                            1,518,327            1,725,446
                                                                                 ------------         ------------

Cash and equivalents - end of year                                               $ 1,057,253          $ 1,703,916
                                                                                 ===========          ===========


Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                       $       4,535        $        -
                                                                                 =============        ==========


                                        The accompanying selected information is
                                        an  integral   part  of  the   financial
                                        statements.

                                                 DEVELOPMENT BANCORP, LTD.

                              SELECTED INFORMATION

            For the Three Month Period Ended March 31, 1996 and 1995



Note 1:           Organization and Significant Accounting Policies

                  Nature of Organization:

                      Development Bancorp, Ltd. ("Development" or "the Company") is a holding company organized in the state of Washington for the purpose of providing international investment banking services through its majority-owned subsidiaries:
                      Development Corp Services Limited (Ireland - 99.93% owned), SFD Societe Financere De Distribution Geneve SA (Switzerland - 99.3% owned), and KSM Holding Corporation ("KSM") (United States - 99.93% owned). KSM is the parent company of wholly-owned Global Financial Group ("Global") (United States).

                  Basis of Presentation:

                      The accompanying unaudited consolidated balance sheets as of March 31, 1996 and the unaudited consolidated statements of operations and cash flows for the three month periods ended March 31, 1996, include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited, SFD Societe Financiere De Distribution Geneve SA, and KSM Holding Corporation. For the three months ended March 31, 1995, the consolidated financial statements include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited and SFD Societe Financiere De Distribution Geneve SA. All references to "the Company" in these financial statements relate to the consolidated entity. All significant intercompany accounts and transactions are eliminated in consolidation.

                      These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and its cash flows for the three months ended March 31, 1996 and 1995. The results for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. This report should be read in conjunction with the Financial Statements and Notes contained in the Company's Annual Report for the year ended December 31, 1995.

                  Net Income (Loss) Per Share:

                      Income (loss) per share is calculated based on the weighted average number of common shares outstanding as the effect of including common stock equivalents would be anti-dilutive.

                  Reclassifications:

                      Certain  reclassifications  have  been  made  in the  1995 financial statements in order to conform with 1996 financial statement presentation. These reclassifications have no effect on accumulated deficit or net loss, as originally reported.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

          The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

          As of March 31, 1995 the Company had not engaged in operations. Substantially all of the Company's operations for the quarter ended March 31, 1996 reflect the operations of the Company's U.S. subsidiaries, KSM Financial Holdings and Global Financial, Inc.

          The Company acquired these subsidiaries in November 1995, but the acquisition was mutually rescinded in November 1996. Therefore, the results of operations for the three months ended March 31, 1996 should not be viewed as indicative of the results of operations to be expected for the full fiscal year ended December 31, 1996.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
                  None

Item 2.   CHANGES IN SECURITIES
                  None

Item 3.   DEFAULTS UPON SENIOR SECURITIES
                  None

Item 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                  None

Item 5.   OTHER INFORMATION
                  None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits:  None


                  (b)   Reports on Form 8-K:  None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 10, 1997                                By:   /s/ Dempsey K. Mork
                                                             -------------------
                                                                 Dempsey K. Mork
                                         (Chief accounting and financial officer
                                                    and duly authorized officer)