Form 10QSB
period 1996-06-30
DEVELOPMENT BANCORP LTD
filed 1997-01-14
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549
                                                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996

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

                                                   Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                          1,044,923
Title of Class                                    Number of Shares outstanding
                                                             at June 30, 1996
No exhibits included.



                                                 DEVELOPMENT BANCORP, LTD.

                                                CONSOLIDATED BALANCE SHEET

                                                       June 30, 1996



           ASSETS
Current assets:
    Cash and equivalents                                                                         $   825,803
    Commissions receivable                                                                              74,242
    Other receivables                                                                                 199,356
    Marketable securities                                                                          1,613,844
    Other current assets                                                                              346,308
                                                                                                 ------------
               Total current assets                                                                3,059,553

Investments                                                                                           882,983
Intangible assets, net                                                                                250,575
Property and equipment, net                                                                           181,695
                                                                                                 ------------

               Total assets                                                                      $4,374,806

           LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Note payable - bank                                                                          $     50,000
    Notes payable - related parties                                                                   228,331
    Accounts payable                                                                                  413,915
    Accrued payroll and commissions                                                                   189,724
    Other accrued liabilities                                                                         359,157
    Current portion of long-term debt                                                                   20,511
                                                                                                 -------------
           Total current liabilities                                                               1,261,638

Long-term debt - related party                                                                          35,000
               Total liabilities                                                                   1,296,638

Commitments and contingencies                                                                               -

Shareholders' equity:
    Class B convertible preferred stock, no par value; 110,000
        shares designated, issued and outstanding                                                     165,000
    Common stock, no par value; 50,000,000 shares
        authorized, 1,044,923 shares issued and outstanding                                        3,727,496
    Accumulated deficit                                                                           (1,075,978)
    Translation adjustment                                                                            261,650
                                                                                                 ------------
               Total shareholders' equity                                                          3,078,168

               Total liabilities and shareholders' equity                                        $4,374,806








                             The accompanying selected information is
                                        an  integral   part  of  the   financial
                                        statements.



                                                 DEVELOPMENT BANCORP, LTD.

                                           CONSOLIDATED STATEMENT OF OPERATIONS

                       For the Six Month Period Ended June 30, 1996 and 1995



                                                                                      1996                 1995
                                                                                 --------------       ---------
Revenues:
    Commissions and consulting fees                                              $2,523,345           $     27,529
    Consulting fees - related parties                                                 130,000                    -
                                                                                 ------------         ------------

               Total revenues                                                      2,653,345                 27,529

General and administrative expenses                                                3,182,773                 95,361
                                                                                 -----------          -------------

               Loss from operations                                               (   529,428)         (     67,832)
                                                                                 ------------         -------------

Other income (expense):
    Gain on sale of marketable securities                                             136,864                44,093
    Unrealized gain (loss) on marketable
        securities portfolio                                                      (     49,894)                  -
    Interest income                                                                     26,603               15,340
    Interest expense                                                              (       6,933)                 -
    Foreign currency transaction gain (loss)                                          142,581          (     54,003)
    Miscellaneous                                                                           -                     732
                                                                                 -----------------    ---------------

               Total other income                                                     249,221                  6,162
                                                                                 ------------         --------------

               Net loss                                                          $(  280,207)         $(    61,670)
                                                                                 ===========          ============

Per share information:
    Net loss per share                                                           $(          .27)     $(          .06)
                                                                                 ===============      ===============

    Weighted average number
        of common shares outstanding                                               1,043,769            1,114,923
                                                                                 ===========          ===========



















                                        The accompanying selected information is
                                        an  integral   part  of  the   financial
                                        statements.


                                DEVELOPMENT BANCORP, LTD.

                                CONSOLIDATED STATEMENT OF CASH FLOWS

                   For the Six Month Period Ended June 30, 1996 and 1995


                                                                                      1996                  1995
                                                                                 ---------------      ----------
Cash flows from operating activities:
    Net loss                                                                     $(   280,207)           (     61,670)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                 43,630                 1,646
           Unrealized (gain) loss on marketable securities                               66,699                  -
                  Foreign currency transaction loss                                        5,398                 -
        (Increase) decrease in assets:
           Commissions receivable                                                      170,632                   -
           Other receivables                                                      (    106,628)        (      19,586)
           Marketable securities                                                  (    107,935)        (      75,717)
           Other current assets                                                   (    224,020)        (      39,015)
        Increase (decrease) in liabilities:
           Accounts payable                                                       (      68,552)              23,712
           Accrued liabilities                                                           43,861                   -
                                                                                 --------------       -------------

               Net cash used in used in operating activities                      (    457,122)        (    170,630)
                                                                                 -------------        -------------

Cash flows from investing activities:
    Purchase of investments                                                                   -        (    275,867)
    Purchase of property and equipment                                            (      57,646)       (      20,406)
                                                                                 --------------       --------------

               Net cash used in investing activities                              (      57,646)       (    296,273)
                                                                                 --------------       -------------

Cash flows from financing activities:
    Repayment of notes payable - related parties                                  (      76,544)                  -
    Repayment of long-term debt                                                   (      13,140)                  -
    Proceeds from issuance of common stock                                               54,000             270,000
                                                                                 --------------       -------------

               Net cash provided by (used in) financing activities                (      35,684)            270,000
                                                                                 --------------       -------------

Effect of exchange rate changes on cash                                           (    142,072)             445,898
                                                                                 -------------        -------------

Increase (decrease) in cash and equivalents                                       (    692,524)             248,995

Cash and equivalents - beginning of year                                            1,518,327            1,725,446
                                                                                 ------------         ------------

Cash and equivalents - end of year                                               $    825,803         $ 1,974,441
                                                                                 ============         ===========


Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                       $      26,603        $        -
                                                                                 =============        ==========

Supplemental disclosure of non-cash investing and financing  activities:  During
    1995:
        The Company incurred $350,169 of debt in exchange for foreign exchange contracts.

                                        The accompanying selected information is
                                        an  integral   part  of  the   financial
                                        statements.

                                                 DEVELOPMENT BANCORP, LTD.

                                                   SELECTED INFORMATION

                         For the Six Month Period Ended June 30, 1996 and 1995



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

                  Basis of Presentation:

                      The accompanying unaudited consolidated balance sheets as of June 30, 1996 and the unaudited consolidated statements of operations and cash flows for the six month periods ended June 30, 1996, include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited, SFD Societe Financiere De Distribution Geneve SA, and KSM Holding Corporation. For the six months ended June 30, 1995, the consolidated financial statements include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited and SFD Societe Financiere De Distribution Geneve SA. All references to "the Company" in these financial statements relate to the consolidated entity. All significant intercompany accounts and transactions are eliminated in consolidation.

                      These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and its cash flows for the six months ended June 30, 1996 and 1995. The results for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. This report should be read in conjunction with the Financial Statements and Notes contained in the Company's Annual Report for the year ended December 31, 1995.

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



                                                 DEVELOPMENT BANCORP, LTD.

                                           CONSOLIDATED STATEMENT OF OPERATIONS

                        For the Three Month Period Ended June 30, 1996 and 1995



                                                                                      1996                 1995
                                                                                 --------------       ---------
Revenues:
    Commissions and consulting fees                                              $1,494,883           $     27,529
    Consulting fees - related parties                                                       -                    -
                                                                                 -----------------    ------------

               Total revenues                                                      1,494,883                 27,529

General and administrative expenses                                                1,646,496                 75,006
                                                                                 -----------          -------------

               Loss from operations                                               (   151,613)         (     47,477)
                                                                                 ------------         -------------

Other income (expense):
    Gain on sale of marketable securities                                               88,243         (     65,479)
    Unrealized gain (loss) on marketable
        securities portfolio                                                      (     42,255)                  -
    Interest income                                                                     14,098               10,240
    Interest expense                                                              (       2,398)                 -
    Foreign currency transaction gain (loss)                                            82,489         (     54,003)
    Miscellaneous                                                                           -                     732
                                                                                 -----------------    ---------------

               Total other income                                                     140,177          (   108,510)
                                                                                 ------------         ------------

               Net loss                                                          $(    11,436)        $(  155,987)
                                                                                 ============         ===========

Per share information:
    Net loss per share                                                           $           .01      $(          .14)
                                                                                 ===============      ===============

    Weighted average number
        of common shares outstanding                                               1,044,923            1,139,923
                                                                                 ===========          ===========



















                                        The accompanying selected information is
                                        an  integral   part  of  the   financial
                                        statements.




                                                 DEVELOPMENT BANCORP, LTD.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                      For the Three Month Period Ended June 30, 1996 and 1995


                                                                                      1996                  1995
                                                                                 ---------------      ----------
Cash flows from operating activities:
    Net income (loss)                                                            $( 11,436)           $(   155,987)
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
           Depreciation and amortization                                                 21,815                 895
           Common stock issued for services                                                  -         (    121,000)
           Non-cash (gain) loss on sale of investment                                        -              109,572
           Unrealized (gain) loss on marketable securities                               42,255                   -
                  Foreign currency transaction loss                               (        4,715)                 -
        (Increase) decrease in assets:
           Commissions receivable                                                      174,621                    -
           Other receivables                                                             21,605        (      19,586)
           Marketable securities                                                  (    147,883)        (      75,717)
           Other current assets                                                   (    144,122)        (      39,015)
           Stock subscription receivable                                                     -              250,000
        Increase (decrease) in liabilities:
           Accounts payable                                                       (      86,621)              30,738
           Accrued liabilities                                                           93,055                   -
           Due to officers                                                                   -              121,000
                                                                                 ------------------   -------------
               Net cash provided by (used in) used
                  in operating activities                                         (      41,426)            100,900
                                                                                 --------------       -------------

Cash flows from investing activities:
    Purchase of investments                                                                  -         (    275,867)
    Purchase of property and equipment                                            (      43,425)       (      20,406)
                                                                                 --------------       --------------
               Net cash used in investing activities                              (      43,425)       (    296,273)
                                                                                 --------------       -------------

Cash flows from financing activities:
    Repayment of notes payable - related parties                                  (      71,313)                  -
    Repayment of long-term debt                                                   (        6,629)                 -
    Proceeds from issuance of common stock                                                   -                20,000
                                                                                 ------------------   --------------
               Net cash provided by (used in) financing activities                (      77,942)              20,000
                                                                                 --------------       --------------

Effect of exchange rate changes on cash                                           (      68,657)            445,898
                                                                                 --------------       -------------

Increase (decrease) in cash and equivalents                                       (    231,450)             270,525

Cash and equivalents - beginning of year                                            1,057,253            1,703,916
                                                                                 ------------         ------------

Cash and equivalents - end of year                                               $    825,803         $ 1,974,441
                                                                                 ============         ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                       $      22,068        $        -
                                                                                 =============        ==========

Supplemental disclosure of non-cash investing and financing  activities:  During
    1995:
        The Company incurred $350,169 of debt in exchange for foreign exchange contracts.

The accompanying selected information is an integral part of the financial statements.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

The Company did not engage in operations until the quarter ended June 30, 1995, and the results for the six months ended June 30, 1995 are not indicative of the entire year's results. Substantially all of the Company's operations for the six months ended June 30, 1996 reflect the operations of the Company's U.S. subsidiaries, KSM Financial Holdings and Global Financial, Inc.

The Company acquired these subsidiaries in November 1995, but the acquisition was mutually rescinded in November 1996. Therefore, the results of operations for the six months ended June 30, 1996 should not be viewed as indicative of the results of operations to be expected for the full fiscal year ended December 31, 1996.

PART II.  OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS
None

Item 2.CHANGES IN SECURITIES
None

Item 3.DEFAULTS UPON SENIOR SECURITIES
None

Item 4.SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
    None

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


Date:  January 10, 1997                                 By: /s/ Dempsey K. Mork
                                                           --------------------
                                                               Dempsey K. Mork
                                         (Chief accounting and financial officer
                                                    and duly authorized officer)