Form 10QSB
period 1996-09-30
DEVELOPMENT BANCORP LTD
filed 1997-01-14
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549
                                                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

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

                                                   Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                            1,044,923
Title of Class                                     Number of Shares outstanding
                                                           at September 30, 1996
No exhibits included.



DEVELOPMENT BANCORP, LTD.

CONSOLIDATED BALANCE SHEET

September 30, 1996

(Unaudited)



           ASSETS
Current assets:
    Cash and equivalents                                                                        $   839,388
    Commissions receivable                                                                              74,242
    Other receivables                                                                                 193,875
    Marketable securities                                                                          1,297,547
    Other current assets                                                                              345,535
                                                                                                 ------------

               Total current assets                                                                2,750,587

Investments                                                                                           880,160
Intangible assets, net                                                                                236,385
Property and equipment, net                                                                           182,065
                                                                                                 ------------

               Total assets                                                                      $4,049,197

           LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Note payable - bank                                                                          $     50,000
    Notes payable - related parties                                                                   228,331
    Accounts payable                                                                                  413,914
    Accrued payroll and commissions                                                                   189,724
    Other accrued liabilities                                                                         359,157
    Current portion of long-term debt                                                                   20,511
                                                                                                 -------------

           Total current liabilities                                                               1,261,637

Long-term debt - related party                                                                          35,000
                                                                                                 -------------

               Total liabilities                                                                   1,296,637

Commitments and contingencies                                                                               -

Shareholders' equity:
    Class B convertible preferred stock, no par value; 110,000
        shares designated, issued and outstanding                                                     165,000
    Common stock, no par value; 50,000,000 shares
        authorized, 1,044,923 shares issued and outstanding                                        3,727,496
    Accumulated deficit                                                                           (1,400,050)
    Translation adjustment                                                                            260,114
                                                                                                 ------------

               Total shareholders' equity                                                          2,752,560

               Total liabilities and shareholders' equity                                        $4,049,197


                                        The accompanying selected information is
                                        an  integral   part  of  the   financial
                                        statements.

                                                 DEVELOPMENT BANCORP, LTD.

                                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                For the Three Month Period
                                             Ended September 30, 1996 and 1995

                                                        (Unaudited)


                                                                                      1996                 1995
                                                                                 --------------       ---------
Revenues:
    Commissions and consulting fees                                              $       1,097        $     50,521
    Consulting fees - related parties                                                       -                    -
                                                                                 -----------------    ------------

               Total revenues                                                             1,097              50,521

General and administrative expenses                                                   331,155              119,966
                                                                                 ------------         ------------

               Loss from operations                                               (   330,058)         (     69,445)
                                                                                 ------------         -------------

Other income (expense):
    Gain on sale of marketable securities                                                   -                   -
    Unrealized gain (loss) on marketable
        securities portfolio                                                                -                    -
    Interest income                                                                       9,978              14,563
    Interest expense                                                              (              7)               -
    Foreign currency transaction gain (loss)                                      (       3,985)       (       7,121)
    Miscellaneous                                                                           -                     444
                                                                                 -----------------    ---------------

               Total other income                                                         5,986                7,886
                                                                                 --------------       --------------

               Net loss                                                          $(  324,072)         $(    61,559)
                                                                                 ===========          ============

Per share information:
    Net loss per share                                                           $(          .31)     $(          .05)
                                                                                 ===============      ===============

    Weighted average number
        of common shares outstanding                                               1,044,923            1,139,923
                                                                                 ===========          ===========














                                        The accompanying selected information is
                                        an  integral   part  of  the   financial
                                        statements.


                                                 DEVELOPMENT BANCORP, LTD.

                                           CONSOLIDATED STATEMENT OF OPERATIONS

                                For the Nine Month Period Ended September 30, 1996 and 1995

                                                        (Unaudited)


                                                                                      1996                 1995
                                                                                 --------------       ---------
Revenues:
    Commissions and consulting fees                                              $2,524,442           $     78,050
    Consulting fees - related parties                                                 130,000                    -
                                                                                 ------------         ------------

               Total revenues                                                      2,654,442                 78,050

General and administrative expenses                                                3,513,928               215,327
                                                                                 -----------          ------------

               Loss from operations                                               (   859,486)         (   137,277)
                                                                                 ------------         ------------

Other income (expense):
    Gain on sale of marketable securities                                             136,864                44,093
    Unrealized gain (loss) on marketable
        securities portfolio                                                      (     49,894)                  -
    Interest income                                                                     36,581               29,903
    Interest expense                                                              (       6,940)                  -
    Foreign currency transaction gain (loss)                                          138,596          (     61,124)
    Miscellaneous                                                                           -                  1,176
                                                                                 -----------------    --------------

               Total other income                                                     255,207                14,048
                                                                                 ------------         -------------

               Net loss                                                          $(  604,279)         $(  123,229)
                                                                                 ===========          ===========

Per share information:
    Net loss per share                                                           $(          .58)     $(          .11)
                                                                                 ===============      ===============

    Weighted average number
        of common shares outstanding                                               1,044,120            1,114,923
                                                                                 ===========          ===========


















                                        The accompanying selected information is
                                        an  integral   part  of  the   financial
                                        statements.



                                                 DEVELOPMENT BANCORP, LTD.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                    For the Three Month Period Ended September 30, 1996 and 1995

                                                        (Unaudited)


                                                                                      1996                  1995
                                                                                 ---------------      ----------
Cash flows from operating activities:
    Net loss                                                                     $(   324,072)          (    61,559)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                 14,895                3,165
    Foreign currency transaction gain                                                        -                   -
        (Increase) decrease in assets:                                            (        5,398)                -
           Other receivables                                                               5,481       (     28,183)
           Marketable securities                                                       324,518         (       4,784)
           Other current assets                                                               773            36,493
        Increase (decrease) in liabilities:
           Accounts payable                                                       (               1)   (     26,646)
                                                                                 ------------------   -------------

               Net cash used in used in operating activities                             16,196        (     81,514)
                                                                                 --------------       -------------

Cash flows from investing activities:
    Sale of investments                                                                      -             275,867
    Purchase of property and equipment                                            (        1,075)      (       9,098)
    Net increase in loans receivable                                                         -         (   651,309)
                                                                                 ------------------   ------------

               Net cash used in investing activities                              (        1,075)      (   384,540)
                                                                                 ---------------      ------------

Effect of exchange rate changes on cash                                           (        1,536)      (   248,648)
                                                                                 ---------------      ------------

Increase (decrease) in cash and equivalents                                              13,585        (   714,702)

Cash and equivalents - beginning of period                                             825,803          1,974,441
                                                                                 -------------        -----------

Cash and equivalents - end of period                                             $    839,388         $1,259,739
                                                                                 ============         ==========


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                     $               7    $         -
                                                                                 =================    ===========

Supplemental disclosure of non-cash investing and financing  activities:  During
    1995:
        The Company incurred $350,169 of debt in exchange for foreign exchange contracts. Additionally, the Company redeemed 150,000 shares of its common stock valued at $800,000 in the sale of oil and gas investments valued at $790,428.





                                        The accompanying selected information is
                                        an  integral   part  of  the   financial
                                        statements.



                                                 DEVELOPMENT BANCORP, LTD.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the Nine Month Period Ended September 30, 1996 and 1995

                                                        (Unaudited)

                                                                                      1996                  1995
                                                                                 ---------------      ----------
Cash flows from operating activities:
    Net loss                                                                     $(   604,279)    $(  123,229)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                 58,525                4,811
           Unrealized (gain) loss on marketable securities                               66,699                  -

        (Increase) decrease in assets:
           Commissions receivable                                                      170,632                   -
           Other receivables                                                      (    101,147)        (     47,769)
           Marketable securities                                                       216,583         (     80,501)
           Other current assets                                                   (    223,247)        (       2,522)
        Increase (decrease) in liabilities:
           Accounts payable                                                       (      68,553)       (       2,934)
           Accrued liabilities                                                           43,861                   -
                                                                                 --------------       -------------

               Net cash used in used in operating activities                      (    440,926)        (   252,144)
                                                                                 -------------        ------------

Cash flows from investing activities:
    Purchase of property and equipment                                            (      58,721)       (     29,504)
    Net increase in loans receivable                                                          -        (   651,309)
                                                                                 -------------------  ------------

               Net cash used in investing activities                              (       58,721)      (   680,813)
                                                                                 ---------------      ------------

Cash flows from financing activities:
    Repayment of notes payable - related parties                                  (      76,544)                 -
    Repayment of long-term debt                                                   (      13,140)                 -
    Proceeds from issuance of common stock                                               54,000            270,000
                                                                                 --------------       ------------

               Net cash provided by (used in) financing activities                (      35,684)           270,000
                                                                                 --------------       ------------

Effect of exchange rate changes on cash                                           (    143,608)            197,250
                                                                                 -------------        ------------

Increase (decrease) in cash and equivalents                                       (    678,939)        (   465,707)

Cash and equivalents - beginning of year                                            1,518,327           1,725,446
                                                                                 ------------         -----------

Cash and equivalents - end of period                                             $    839,388         $1,259,739
                                                                                 ============         ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                     $      26,610        $         -
                                                                                 =============        ===========

Supplemental disclosure of non-cash investing and financing  activities:  During
    1995:
        The Company incurred $350,169 of debt in exchange for foreign exchange contracts. Additionally, the Company redeemed 150,000 shares of its common stock valued at $800,000 in the sale of oil and gas investments valued at $790,428.

                                        The accompanying selected information is
                                        an  integral   part  of  the   financial
                                        statements.

                                                 DEVELOPMENT BANCORP, LTD.
                                                   SELECTED INFORMATION
                For the Nine Month Period Ended September 30, 1996 and 1995
                                                        (Unaudited)



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

                  Basis of Presentation:

                      The accompanying unaudited consolidated balance sheets as of September 30, 1996 and the unaudited consolidated statements of operations and cash flows for the nine month periods ended September 30, 1996, include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited, SFD Societe Financiere De Distribution Geneve SA, and KSM Holding Corporation. For the nine months ended September 30, 1995, the consolidated financial statements include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited and SFD Societe Financiere De Distribution Geneve SA. All references to "the Company" in these financial
                      statements   relate  to  the  consolidated   entity.   All
                      significant intercompany accounts and transactions are eliminated in consolidation.

                      These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and its cash flows for the nine months ended September 30, 1996 and 1995. The results for the period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. This report should be read in conjunction with the Financial Statements and Notes contained in the Company's Annual Report for the year ended December 31, 1995.

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

The Company did not engage in operations until the quarter ended June 30, 1995, and the results for the nine months ended September 30, 1995 are not indicative of the entire year's results.

         The Company acquired KSM Financial Holdings and Global Financial, Inc. in November 1995, but the acquisition was mutually rescinded in November 1996. The results of operations for the nine months ended September 30, 1996 do not include the results of operations of these former subsidiaries.

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