Form 10KSB
period 1996-12-31
DEVELOPMENT BANCORP LTD
filed 1997-07-30
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:              None

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

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not
contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form
10-KSB. [X]

           State issuer's revenues for its most recent fiscal year: $103,243

           The aggregate market value of the voting stock held by non-affiliates of the registrant was $14,740,363 based upon the average of the bid and asked price of the Common Stock of $4.4375 as of May 27, 1997.

           The number of shares outstanding of the issuer's classes of Common Stock as of May 27, 1997:

Common Stock, No Par Value - 3,394,668  shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Item 1.  Description of Business
Business Development

         Development Bancorp, Ltd. (the "Company") Development Bancorp is a holding company that owns various interests in subsidiaries and investee companies in the financial services industry in North America and Europe. The Company was incorporated on August 16, 1984 in the state of Washington under the name Gold Valley, Inc. for the primary purpose of exploring and developing gold properties. No commercial ore deposits were developed. In 1986, the Company acquired an 18.75% interest in an oil partnership consisting of five wells in Pondera County, Montana. In 1991, the Company sold this partnership interest to the then officers and directors of the Company on an installment contract. In 1991, the Company canceled this contract from these affiliates in exchange for investment banking and financial consulting services when it became apparent that the affiliates were not willing or able to pay. After sale of its partnership interest, the Company began to seek other business opportunities. On August 13, 1993, the Company changed its name to Development Bancorp, Ltd. and effected a 165-for-1 reverse stock split in preparation for a private placement fund raising. Under the Washington Business Corporation Act, the name change and the reverse stock split only required approval of the Board of Directors of the Company and not approval of its shareholders In conjunction with the special meeting in lieu of the annual meeting, held on October 4, 1993, the Company's shareholders authorized the issuance of preferred stock, adopted a Stock Option Plan and ratified the reverse stock split. Following this reorganization, the Company has directed its efforts towards financial services as well as merchant banking activities focused on investing in financial service subsidiaries and partnering with other companies around the world engaged in financial services.

Financial Services

         In June 1993 the Company commenced its business of providing financial services with the organization of an operating subsidiary, Societe Financiere de Distribution Geneve S.A. (oSFDo). SFD operates in Geneva, Switzerland and is a Swiss financial company. In fiscal 1995 the Company organized Development Bancorp Services Limited, an Irish corporation?? ("Ireland"). SFD's and Ireland's activities consist primarily of financial services, including financial advisory and transactional support services. Neither Ireland nor SFD publicly solicits customer deposits and both companies employ other banks as custodian of customer cash and securities assets, and are therefore exempt from the banking regulations. Both subsidiaries deal exclusively with institutional clients in Europe. The Company's European operations are managed by Riccardo Mortara, president and chairman of the Company. Mr. Mortara has over 20 years experience in the Swiss banking industry and he is the owner and operator of Societe Financiere du Seujet, a Swiss trust & portfolio management company. Certain conflicts of interest do exist (See Conflicts...)

         SFD is owned 99.3% by the Company and 0.7% by Mr. Riccardo Mortara, a managing director of SFD. SFD was capitalized in July, 1993 by a capital contribution of 427,000 Swiss Francs ("SFr") by the Company and SFr 3,000 by Mr. Mortara. If not for Mr. Mortara's ownership of SFD, it would be a wholly owned subsidiary of the Company and under Swiss law the Company would be deemed to be liable for all of SFD's liabilities. Societe Financiere de Seujet, S.A. is a shareholder of the Company, and its shares may be deemed beneficially owned by Mr. Mortara. Following the reorganization of the Company into financial services and the establishment of the Company's European subsidiaries, the Company has been active in seeking merchant banking opportunities to invest and partner with other financial services companies around the world.


Merchant Banking Activities

         In September of 1993, the Company invested US$921,000 with an organization known as PEMP. PEMP is a licensed Canadian financial advisory, insurance, and fund management group based in Montreal. The Company received 120,000 Class G Shares, or 9%, of the holding company for the PEMP operations, known as Gestion PEMP, Inc., as well as a royalty to receive a portion of certain fees from the development of the PEMP network. The Class G shares are not transferable except in the event of a sale of the entire business. In 1996 and 1995 the

Company received $0 and $35,017, respectively, in commissions from royalty in the PEMP Network. No proceeds have been received in 1996 because PEMP is currently reorganizing its ownership structure and it is anticipated that the Company's royalty right will be converted into redeemable preferred shares in late 1997. The PEMP group currently has 5 offices and 6,000 customers throughout Canada.

         In 1996, the Company helped fund PEMP's  expansion with the purchase of
4.65 million redeemable preferred shares of the senior holding Company, Gestion Guychar Inc. for $3.5 million (Canadian dollars). The preferred shares are non-voting, non-transferable, and non-participating and are redeemed as follows:
$1,250,000 on October 1, 2001, with an annual cumulative dividend of 4%, payable on October 1 of each year; $1,300,000 on October 1, 2002, with an annual cumulative dividend of 3.8%, payable on October 1 of each year; and $2,100,000 on October 1, 2003, with an annual cumulative dividend of 3.5% payable on October 1 of each year. All amounts respecting the preferred shares are in Canadian dollars. The purchase price of the preferred shares in US dollars was $3,132,012.

         On December 6, 1995, the Company acquired 1,967,1433 shares, or 51%, or KSM Financial Holdings, Inc. ("KSM") for a purchase price of $250,000. KSM, a Nevada corporation, owns all of the capital stock of Global Financial Group, Inc. ("Global"). The management of KSM and Global continued without change after the acquisition by the Company. Global is a broker deal registered with the National Association of Securities Dealers, Inc. ("NASD"). Following the initial acquisition, the Company invested additional sums and negotiated with Kevin Miller, CEO of KSM and Global and the owner of the 49% remaining stake in KSM, to acquire his stake. With the Company's assistance, Global quickly grew from being an agency brokerage with offices in two US cities, to a fully licensed market maker and underwriter, with offices in ten US cities. The terms of the acquisition of the remaining stake were finalized in the early summer of 1996 and the acquisition was formally closed on September 6, 1996, making KSM a wholly owned subsidiary. The additional stake was acquired from Kevin Miller for 110,000 shares of Series B Convertible Preferred Shares of the Company.

         While the Company was pleased with Global's initial growth, management of the subsidiaries were reluctant to fully implement changes or improvements suggested by the Company, and consistently failed to provide complete financial information to the Company. The Company believed that the acquisition of the remaining 49% stake, thus making KSM and Global wholly owned subsidiaries of the Company, would make KSM and Global management fully answerable. This did not prove to be the case. Kevin Miller was either unwilling or unable to fully embrace and implement the suggested direction and changes favored by the Company. The Company favored revenue building strategies including hiring more brokers for each office. The Company also favored strategies to have Global enforce a basic dress code, minimal work hours, and minimal production levels. The company favored increased compliance and a policy of restricting brokers from activities that are not completely understood and approved in advance by Global's head of compliance.

         Replacing Kevin Miller was an option but it was also noted that he had substantial loyalty among the Global workforce - who were increasingly seeing the Company as an unwanted and meddlesome outsider. At the same time, the Company was having difficulties understanding the nature of Global's cash flow needs as well as troubles completing the Company's public reporting - largely because of less than perfect cooperation from the subsidiaries.
 On November 1, 1996, the Company agreed to rescind the acquisition of KSM and treat all moneys paid by the Company to or on behalf of KSM and Global as a loan, due and payable in 3 years with 10% interest paid annually.
 Kevin Miller signed the recission agreement and wrote in two changes, a 5 year term and 8% interest, which only he initialed. In the summer of 1997 during routine audit confirmations, Kevin Miller informed the Company's auditor that KSM and Global has no intention of ever repaying the Company. In part due to Mr. Miller's comments and in part for fundamental collectibility concerns, the auditor has caused the Company to write its investment into Global down to $250,000. Because of Mr. Miller's current position and his failure to surrender the Company's Series B Convertible Preferred Shares that he received, the Company is not certain of the legal effect of the recission or what the proper terms are. The Company intends to recover the maximum amount possible and is currently studying litigation should a friendly resolution not be forthcoming. Unless otherwise stated in this filing, all information herein reflects the recission of the KSM/Global transaction.

         In the second half of 1997, the Company purchased 7,345 shares of Societe Financiere Privee ("SFP"), a Swiss bank for US$4,148,293. SFP offers complete banking and portfolio management services and is publicly traded on the Swiss Stock Exchange. The Company's ownership of SFP is equal to about 3% of SFP's outstanding shares. The Company is currently in discussion with SFP to co-develop and offer certain services in the United States.

Competition

         Competition in the Company's areas of focus come from international and local banks, brokerage firms, and other financial institutions. Most of these competitors have greater experience and greater financial resources than the Company.

Employees

         The Company has 5 employees, including its officers. The officers of the Company do not work exclusively for the Company and certain conflicts of interest exist (See conflicts).

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

         A financial company like SFD which does not publicly recommend itself for the acceptance of deposits can obtain the status of a bank-like finance company by means of a decision of the Banking Commission. Based on the activities of a finance company, the Banking Commission is empowered to interpret the applicability or non-applicability of certain provisions of the Swiss Banking Law.

         In addition to the general regulations applicable to all Swiss companies, bank-like companies, not publicly soliciting deposits, have to comply with the following provisions:

         (1)Pursuant to Article 7 of the Swiss Banking Law they are required to submit to the National Bank their annual balance sheet. If the National Bank requires it may also require detailed semi-annual balance sheets, as well as any other information and reports which it may consider necessary, such in connection with the credit and monetary policy.

         (2)To enable the Banking Commission to determine whether a bank-like finance company does not in fact publicly solicit deposits, it is required to submit to the Banking Commission an annual balance sheet prepared in accordance with the Implementing Ordinance to the Swiss Banking Law, an annual report of the board of directors, and an auditor's report prepared by an independent and qualified auditing company.

         (3)Under Article 8 of the Swiss Banking Law the prior approval of the Swiss National Bank is required for foreign bond or share issues of SFr 10 million or more floated in Switzerland and for credits and loans to non-residents in amounts exceeding this sum and with terms of longer than twelve months. The rule applies to the placement of medium term foreign obligations with a maturity of twelve months or more, if the amount placed is expected to total Sfr 3 million within a year. The Swiss National Bank is empowered to refuse permission or to impose conditions if deemed necessary in the light of the Swiss franc exchange rate, the interest rate trend on the Swiss money and capital markets or the overall national interest.

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

Item 2.  Description of Property

         The Company's headquarters in Geneva is furnished by the Company's president at no cost. The Company also has two office leases in Palm Springs, California that expire in August of 1998, and February of 1999.

Item 3.  Legal Proceedings

         The Company is not currently involved in any litigation. Litigation is being contemplated by the Company against KSM Financial Holdings, Inc. ("KSM") and its shareholder Kevin Miller. KSM is the holding company of an NASD registered broker-dealer under the name of Global Financial Group, Inc. In December of 1995, the Company acquired a 51% interest in KSM for $250,000, with the intention of infusing financial and strategic support to enable Global to expand its operations. The Company later added to its interest in KSM by acquiring the remaining common shares in KSM from Kevin Miller, who continued to manage KSM and Global post-acquisition. The Company provided its investment and strategic assistance to KSM to enable Global to grow from an initial organization that conducted agency business in two cities, to an organization with complete market-making and public underwriting ability with offices in 10 cities.

         For the time that KSM and Global were subsidiaries, the Company experienced great difficulty in securing complete and open books and records. The Company also developed doubts as to Miller's effectiveness as the president of Global, with regards to firm profitability, compliance, and leadership. Despite the addition of several branches and revenues, KSM frequently sought cash flow injections from the Company to meet its basic overhead. These matters caused the Company to become more outspoken and press for specific changes in Global - changes aimed at increasing revenues and compliance. The Company found Miller unwilling or unable to effect any significant changes. The only seeming result of the Company's pushing for material changes was significant resentment from Miller and other employees of Global. The overwhelming message received by the Company from all of the above was that Miller and some of its employees viewed Global's relationship with the Company not consistent with a parent-subsidiary structure but more as an independent partner in a voluntary partnership.

         The relationship of the individuals of the Company and Global has remained mostly positive, with perhaps one month of hostility when the Company was hard pressing for change. When it became evident to the Company that this change would not happen regardless of the Company's percentage ownership on paper, the Company faced a few alternatives. Rather than enter into a major dispute that may have damaged the future viability of KSM and Global, the Company agreed to rescind the entire acquisition of KSM in exchange for treating all capital infusions into or on behalf of KSM and Global as a loan from the Company to KSM, with 10% interest and maturity in 3 years. Since the time of the recission agreement, various actions and developments have taken place which raise the concern of the Company. Foremost among these actions is that Miller informed the auditor for the Company that KSM and Global had no intention of ever paying on the debt to the Company. The Company is currently contemplating various possibilities to collect its debt and/or re-take ownership of KSM and Global, and to recover any losses it may sustain in the process. (See Merchant Banking Activities)

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) Market Information

         Until October 4, 1993 the Company's common stock was traded only intermittently over-the-counter in what is commonly referred to as the "pink sheets." The Common Stock was listed without price quotations in 1992 and in 1993 through October 4, 1993. Thereafter, the Common Stock was quoted in the NASD's Electronic Bulletin Board, which reports the following quotations. These prices have been adjusted for a one-for-six stock dividend to holders of record as of November 1, 1996, payable November 15, 1996:

                                                    Bid Price                       Ask Prices
                                             High              Low                High           Low

         Quarter Ended
         December 31, 1993
         (commencing October 5, 1993)        6.25               2.92              7.50           3.33

         March 31, 1994                      5.83               3.75              6.67           4.58
         June 30, 1994                       5.42               3.75              6.67              4.58
         September 30, 1994                  5.42               3.33              6.67           6.25
         December 31, 1994                   5.83               4.58              6.25           6.04
         March 31, 1995                      5.83               2.50              6.46           5.00
         June 30, 1995                       4.79               3.33              6.46              5.00
         September 30, 1995                  2.50               1.67              5.83           3.33
         December 30, 1995                   4.37               2.50              5.00           4.58
         March 31, 1996                     4.695               1.25              5.00           2.92
         June 30, 1996                       2.71                .52              3.33              1.67
         September 30, 1996                  4.45               1.95              4.64           2.49
         December 31, 1996                   6.30               4.00              7.00           4.27
         March 31, 1997                      5.75               3.25              6.00           3.25

         These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The Company does not believe that trading of its common stock currently is necessarily reflective of an established trading market.

         (b) Holders

         As of May 28, 1997, there were approximately 290 record holders of Company common stock. There are three holders of its Series A Preferred Stock.

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

         The following Summary Financial Information is derived from the financial statements of the Company.

Income Statement Data


                                                                                   Year Ended December 31,
                                                                 1996           1995         1994         1993         1992
Revenues                                                     $  103,243    $  656,482    $  42,106    $    9,843   $     -0-
Net Income (Loss) - Continuing Operations                    $  (3,451)    $(349,773)    $(127,339)   $ (19,338)     (9,728)
Net Income (Loss) - Discontinued Operations            $     (520,257)$326,087
Net Income (Loss) Per Share                                  $     (.30)   $     (.35)        (.13)        (.08)        (.53)
Weighted Average
 Shares Outstanding                                           1,747,762     1,282,403      984,090       233,550      18,424


Balance Sheet Data

                                                                                     As of December 31,
                                                                 1996           1995         1994         1993         1992

Working capital                                              $    725,475  $ 2,181,582    $ 2,097,051  $ 1,309,393  $  3,221
Long Term Debt                                               $        -0-  $    41,770    $       -0-  $       -0-  $    -0-

Total Assets                                                 $  9,476,510  $ 4,857,460    $ 4,308,941  $ 3,808,696  $  3,221

Shareholders'
 Equity                                                      $  9,179,427  $ 3,446,447    $ 3,881,892  $ 3,032,264  $  3,221


Results of Operations

         The Company's revenues in 1996 were primarily derived from its ownership of Gestion Pemp Network shares and from one time consulting fees of $64,509 received from a corporation affiliated with an officer. Discontinued operations relate to the operations of KSM and Global Financial Group. The acquisition of Global Financial was mutually rescinded in November 1996.
 It was intended that Global would be the cornerstone of the Company's financial services network in the U.S. Soon after the acquisition was completed, the Company encountered difficulty in obtaining monthly and quarterly financial and other operating information regarding Global. In the view of management, Global was not being operated in conformity with the Company's strategic plan. Management considered various plans to remedy the situation and finally concluded that implementation of its plans would lead to excessive employee attrition at Global, lessening the value of Global to the Company. The Board of Directors determined that it would be in the best interests of the Company to rescind the acquisition. In the recision agreement, KSM agreed to repay all amounts advanced to it or on its behalf. However, since Global has informed the Company's auditor that it won't pay anything and total collectibility is in doubt, the company has written down this receivable to $250,000. See Notes 19 and 20 to Consolidated Financial Statements.

         General and administrative expenses were more than double in fiscal 1996, compared to 1995, primarily because the Company commenced significant operations only in the latter half of fiscal 1995. Other income in fiscal 1996 was $980,257, compared to expense of $349,773 in fiscal 1995. The difference was due primarily to foreign currency transaction gains and losses, which were more favorable in fiscal 1996 and a significant increase in gain in marketable securities. Future other income (loss) is difficult to predict due to the fluctuating nature of the value of foreign currencies and securities prices. There can be no assurance that the Societe Financiere Privee or Gestion Guychar, Inc. securities can be resold or redeemed, respectively, at any given price.

Investments

         In 1996 the Company entered into a strategic investment in the common shares of Societe Financial Privee, Geneva, a Swiss financial institution involved in portfolio management and financial services. The Company intends to market SFP Geneva's services in the United States. A total of 7,345 shares of SFP (constituting 3% of SFP's outstanding shares) were purchased for $4,148,293.

         In 1996 the Company purchased 4.65 million redeemable preferred shares of Gestion Guychar, Inc., which is a related company to Gestion Pemp Network. The redeemable preferred stock was purchased for investment. See Merchant Banking Activities.

         The Company purchased 120,000 Class G shares of Gestion PEMP, Inc. ("PEMP") and Gestion PEMP Network, a multi-level marketing system of PEMP for $921,000 in September 1993. The shares are held by a custodian bank not affiliated with the Company. The Class G shares are not transferable, except that in the event Gestion Guychar (PEMP) Inc. sells its Class G shares the Company shall have the right to sell its shares at the same price. The Class G shareholders are also obligated to vote in favor of any proposed public offering of PEMP. In 1996 and 1995 the Company received $0 and $35,017, respectively in commissions from the ownership of Gestion PEMP Network. See Merchant Banking Activities.

Liquidity and Capital Resources

         The Company has generated cash for its operations and investment through operations and private placements, and believes that such funds, together with current financial resources, are sufficient to support operations over the next 12 months. The Company has not, however, adopted any formal budget. No material capital expenditures are contemplated at this time.

Item 7.  Financial Statements and Supplementary Data

         Financial Statements

         The following financial statements are included herein:

                  Independent Auditors' Report
                  Consolidated Balance Sheet at December 31, 1996 and 1995 Consolidated Statement of Operations for the years ended December 31, 1996 and 1995 Consolidated Statement of Shareholders' Equity Consolidated Statement of Cash Flows for the years ended December 31, 1996 and 1995 Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                                            PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. Information as to the directors and executive officers of the Company is as follows. No annual meeting has been set.

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

Dempsey K. Mork

         Dempsey K. Mork, age 54, has been the Secretary/Treasurer and a Director of the Company since December 1992 and
was President from December 1992 to June 1993.    Mr. Mork is also president and
 a director of A.G. Holdings, Inc., Gaensel
Gold Mines, Inc. and Magellan Capital Corporation.    Mr. Mork's background
includes consulting experience in international transactional work.


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



                                                   Summary Compensation Table

                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION
    Name and                                                   Other Annual        Awards       Payouts        All
    Principal Position                 Year        Salary          Bonus       Compensation                                    Other
                                                                              Restricted         Options/    LTIP
                                                                              Stock ($)SARs(#)   Payouts ($)


 Riccardo Mortara        1996(1)                     0        60,000              0        0           0    0
President and Director
                           1995(1)                           0           60,000   0         0          0              0
                           1994(1)                       0                                97,417       0          0

 Dempsey K. Mork           1996(1)                           0           60,000   0         0          0              0
 Chief Financial Officer,  1995(1)                           0           60,000   0         0          0              0
 Secretary and
Director                   1994(1)                   0       0              0              97,417          0          0


(1) The above table does not include fringe benefits since such amount is less than $25,000 for each person, and does not include 23,333 shares of restricted stock awarded to each of the named persons for services in fiscal 1994. The Board of Directors awarded $120,000 to Messrs. Mork and Mortara for services in fiscal 1995 but the Company has not paid to Mr. Mork the $60,000. The Company issued 29,165 shares to Mr. Mortara for such amount.

Options Granted in Fiscal 1996

     There were no options granted in fiscal 1996.

Option Exercises and Year-end Value Table

    The following table contains information concerning the exercise of stock options and employment related options and information in unexercised stock options held as of December 31, 1996 by the named executive officers:

                                                                                             Value of Unexercised
                                                                                             In-the-Money Options
                                                            Number of Unexercised                     at
                             Shares                           Options & Warrants                December 31, 1996
                           Acquired on       Value
                            Exercise       Realized(1)   Exercisable     NonExercisable          Exercisable(2)
Riccardo Mortara                -0-        $     -0-         97,417                0              $     235,749
Dempsey K. Mork                 -0-        $     -0-         97,417                0              $     235,749



(1)  Market Value at time of exercise less exercise price.
(2) The average of the closing bid and ask prices of the Common Stock at December 30, 1996 was $4.50. Value equals the difference between market value and exercise price.

     In fiscal 1994, the Company issued 23,333 shares to each of Messrs. Mork and Mortara for services rendered. The shares were valued at $1.83 per share, and the number of shares was not based upon the hours of services to the Company. In April 1994 the Company issued options to purchase 200,000 Shares at $2.08 per share, exercisable until April, 2004, including 97,417 options to each of Messrs. Mork and Mortara. The options were not issued under the 1993 Plan.

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

     Compliance with Section 16

     Not Applicable.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     Principal Shareholders. The following table sets forth information relating to the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the Company capital stock, based on 3,394,668 common shares outstanding and 1,500 Class A Preferred Shares outstanding at May 27, 1997.

                                            Name and Address                      Amount and Nature
                                              of Beneficial                         of Beneficial                Percent
  Title of Class                                Ownership                             Ownership                 of Class

Common Stock                             Dempsey K. Mork(2)                           137,585                       3.9%
                                         74900 Highway 111
                                         Suite 121
                                         Indian Wells, CA 92210

                                         Riccardo Mortara(3)                          130,145                       3.7%
                                         14 Quai du Seujet
                                         CH-1201 Geneva
                                         Switzerland


Series A
  Preferred
  Stock(1)                               Dempsey K. Mork                                  500                      33.3%
                                         74900 Highway 111
                                         Suite 121
                                         Indian Wells, CA 92210


                                         Riccardo Mortara                                 500                      33.3%
                                         14 Quai du Seujet
                                         CH-1201 Geneva
                                         Switzerland

                                         Parley International, Inc.(4)                    500                      33.3%

All directors and officers and
as a Group (3 persons)

Common Stock                                                                          267,730                       7.5%
Series A Preferred Stock                                                                1,500                       100%

(1) The holders of the beneficial ownership of Series A Preferred Stock have the right, voting unanimously, to collectively elect two-thirds of the Board of Directors.
(2) Includes options to purchase 97,417 shares, as well as shares held in the name of a corporation controlled by Mr. Mork.
(3) Includes 10,000 Shares held by the spouse of Mr. Mortara of which Mr. Mortara disclaims beneficial ownership, and options to purchase 97,417 Shares.
(4)     The controlling shareholder of Parley International is Terrence Ramsden.


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

         On November 4, 1994 Resource Bank & Trust loaned $35,000 to theCompany. This note is due November
1999 and interest is payable monthly at the rate of 10.5%

         The Company issued 23,333, 23,333 and 17,500 shares to Dempsey K. Mork, Riccardo Mortara, and Jehu Hand in December 1994 for services rendered valued at $1.83 per share as officers of the Company.

         The Company issued 40,833 shares to Societe Financiere du Seujet, SA on August 15, 1995 in reimbursement of out of pocket expenses for travel costs of $189,000 incurred on behalf of the Company. The shares were valued at the price of a recent placement of shares at $5.00 less the commission of $.50 which would have been paid if the Company had sold the shares to a third party. Mr. Mortara is a principal of Societe Financiere du Seujet.

         On February 27, 1997 the Company issued 22,728 shares to Riccardo Mortara in reimbursement of costs and expenses incurred by him on behalf of the Company in the amount of $90,912. The shares were valued at $4.00 per share, the current trading price of the Common Stock.

                                                      PART IV

Item 13. Exhibits



    Exhibit No.            Document Description


      2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

           2.1. Share Purchase Agreement between KSM Financial Holdings and the Company.(3)

           2.2   Recission Agreement with respect to the trasaction described i
 Exhibit 2.1(4)

      3.   Articles of Incorporation and Bylaws

           3.1             Articles of Incorporation, (1)
           3.2             Bylaws (1)
           3.3 Amendment to Articles of Incorporation changing name to
                           Development Bancorp, Ltd.(1)
           3.4             Amendment to Articles of Incorporation authorizing
Series A
                           Preferred Stock as revised. (5)
           3.5 Certificate of Designation for Series B Convertible Preferred Stock(2)

23. Consents of Auditors. Consent of Silverman, Olson, Thorvilson & Kaufman, Ltd.(5)

21. Subsidiaries. The Company's subsidiary, Societe Financiere de Distribution, Geneva, SA is incorporated in Switzerland. The subsidiary Development Corp. Services Limited is incorporated in Ireland; KSM Holding
Corporation is incorporated in Minnesota; and Global Financial Group, a subsidiary of KSM Holding Corporation,
is a Colorado corporation.

--------------------------------
(1) Incorporated by reference to the Company's registration statement on Form 10-SB, file no. 0-22934.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
      1995.
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 1995.
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated November 1, 1996.
(5)   Filed herewith.

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    June 29, 1997                               DEVELOPMENT BANCORP, LTD.



                                                        By:/s/ Dempsey K. Mork
                                                              Dempsey K. Mork
                                                             Secretary/Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 29, 1997.



By:/s/ Riccardo Mortara
   Riccardo Mortara
   President (principal executive officer) and Director



By:/s/ Dempsey K. Mork
   Dempsey K. Mork
   Secretary/Treasurer (principal accounting and financial officer)
   and Director

                                             DEVELOPMENT BANCORP, LTD.

                                  INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  For the Years Ended December 31, 1996 and 1995









Independent Auditors' Report                                                                                 1


Consolidated Balance Sheet                                                                                   2


Consolidated Statement of Operations                                                                         3


Consolidated Statement of Shareholders' Equity                                                               4


Consolidated Statement of Cash Flows                                                                     5-6


Notes to Consolidated Financial Statements                                                              7-20




















                                         INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Development Bancorp, Ltd.
Indian Wells, California


We have audited the accompanying consolidated balance sheet of Development Bancorp, Ltd. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Development Bancorp, Ltd. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




SILVERMAN OLSON THORVILSON & KAUFMANN LTD
CERTIFIED PUBLIC ACCOUNTANTS
Minneapolis, Minnesota

June 6, 1997




                                                 DEVELOPMENT BANCORP, LTD.
                                                CONSOLIDATED BALANCE SHEET
                                                December 31, 1996 and 1995


           ASSETS                                                                       1996               1995
Current assets:
    Cash and equivalents                                                         $        34,139      $1,518,327
    Commissions receivable                                                                     -           244,874
    Other receivables                                                                      11,088            92,728
    Marketable securities (Note 2)                                                       661,066        1,572,608
    Loan receivable - related party (Note 3)                                             303,098                 -
    Other current assets                                                                   13,167          122,288

               Total current assets                                                   1,022,558         3,550,825

Investments (Note 4)                                                                  8,165,123            888,381
Contract receivable - related party (Note 5)                                             250,000                 -
Property and equipment, net (Note 6)                                                       38,829          139,319
Intangible assets, net (Note 7)                                                                -            278,935

               Total assets                                                      $   9,476,510        $4,857,460

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Checks drawn in excess of available funds                                    $      196,826       $         -
    Note payable - bank (Note 8)                                                               -             50,000
    Notes payable - related parties (Note 9)                                                   -            304,875
    Accounts payable                                                                       46,034          482,467
    Accrued payroll and commissions                                                        54,223          253,587
    Other accrued liabilities                                                                  -            251,433
    Current portion of long-term debt (Note 10)                                                -              26,881

               Total current liabilities                                                  297,083       1,369,243

Long-term debt (Note 10)                                                                        -                6,770
Long-term debt - related party (Note 11)                                                        -              35,000

               Total liabilities                                                          297,083       1,411,013

Commitments and contingencies (Note 12)                                                        -                  -

Shareholders' equity:
    Class A preferred stock, no par value (Note 13)                                           1,000            1,000
    Class B convertible preferred stock, no par value (Note 13)                                 -            165,000
    Common stock, no par value; 50,000,000 shares
        authorized, 3,317,440 and 1,211,606 shares
        issued and outstanding, respectively (Note 14)                               12,133,685         3,672,496
    Accumulated deficit                                                           (   3,110,258)       (   795,771)
    Translation adjustment                                                                155,000          403,722

               Total shareholders' equity                                              9,179,427        3,446,447

               Total liabilities and shareholders' equity                        $    9,476,510       $4,857,460

                                          Theaccompanying  notes are an integral
                                             part of the financial statements.


                                                 DEVELOPMENT BANCORP, LTD.

                                           CONSOLIDATED STATEMENT OF OPERATIONS

                                      For the Years Ended December 31, 1996 and 1995



                                                                                         1996                1995
Revenues:
    Commissions and consulting fees                                              $        38,734      $      39,952
    Consulting fees - related party (Note 15)                                              64,509                 -

               Total revenues                                                            103,243              39,952

General and administrative expenses                                                   1,087,041             513,880

               Loss from operations                                              (      983,798)      (     473,928)

Other income (expense):
    Gain on sale of marketable securities                                                771,721            570,795
    Unrealized gain (loss) on marketable
        securities portfolio                                                     (             946)           61,112
    Interest income                                                                        49,492             41,480
    Interest expense                                                                           -      (           17)
    Foreign currency transaction gain (loss) (Note 16)                                   159,990      (     323,597)

           Total other income (expense)                                                  980,257      (     349,773)

               Loss from continuing operations                                   (           3,541)   (     124,155)

Loss from discontinued operations (Note 20)                                      (       520,257)     (     326,087)

               Net loss                                                          $(     523,798)      $(   450,242)


Per share information (Note 14):

    Loss from continuing operations                                              $            -        $(           .10)
    Loss from discontinued operations                                            (               .30) (             .25)

               Net loss per share                                                $(             .30)  $(           .35)

    Weighted average number
        of common shares outstanding                                                  1,747,762          1,282,403











                                          Theaccompanying  notes are an integral
                                             part of the financial statements.





                                                     DEVELOPMENT BANCORP, LTD.

                                                 STATEMENT OF SHAREHOLDERS' EQUITY

                                           For the Years Ended December 31, 1996 and 1995


                                      Class A and B                                       Accu-       Trans-                 Total
                                       Preferred Stock              Common Stock         mulated    lation        Shareholders'
                                        Shares          Amount     Shares      Amount    Deficit      Adjustment     Equity
Balances at December 31, 1994 (Note 14)    1,000        $1,000     1,275,773   $4,081,496   $(345,529)$ 144,925       $3,881,892
Issuance of common stock for cash        -        -                   58,333      270,000          -          -          270,000
Issuance of common stock for services             -              -    52,500      121,000          -             -       121,000
Issuance of preferred stock in acquisition
    of KSM Holding Corporation (Note 19)  110,000      165,000  -          -          -                     -            165,000
Redemption of common stock in sale
    of investments (Note 4)                      -        -         (175,000)    (800,000)          -          -        (800,000)
Equity adjustment from foreign currency translation                       -  -       -          -       258,797          258,797
Net loss                                 -        -          -            -                  (450,242)         -        (450,242)
Balances at December 31, 1995 (Note 14)   111,000      166,000     1,211,606    3,672,496    (795,771)  403,722        3,446,447

Issuance of common stock for cash        -        -                2,006,667    6,466,500          -          -        6,466,500
Issuance of common stock for services             -              -    99,167      204,000          -             -       204,000
Issuance of common stock dividend (Note 14)                               -     1,790,689  (1,790,689)
Redemption of preferred sock in rescission of KSM
    Holding Corporation acquisition (Note 20)
                                         (110,000)    (165,000)      -            -          -          -               (165,000)
Equity adjustment from foreign currency translation
                                         -    -   -          -            -                            (248,722)        (248,722)
Net loss                                 -    -   -          -                   (523,798)         -                    (523,798)

Balance at December 31, 1996
                                            1,000       $1,000     3,317,440  $12,133,685 $ 3,110,258) $155,000      $ 9,179,427









                                               The  accompanying  notes  are  an
                                                 integral  part of the financial
                                                 statements.



                                                 DEVELOPMENT BANCORP, LTD.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                      For the Years Ended December 31, 1996 and 1995


                                                                                       1996                 1995
Cash flows from operating activities:
    Net loss                                                                     $(    523,798)       $(  450,242)
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
           Depreciation and amortization                                                  20,990             22,064
           Common stock issued for services                                             204,000            121,000
           Non-cash gain on sale of investment                                                -        (       9,572)
           Unrealized (gain) loss on marketable securities                                     946     (     62,868)
           Foreign currency transaction (gain) loss                                     204,325            106,032
           Loss from discontinued operations                                            582,457                  -
        (Increase) decrease in assets:
           Commissions receivable                                                       170,632        (   200,067)
           Other receivables                                                      (       90,852)      (     32,195)
           Marketable securities                                                        395,065        (   632,107)
           Other current assets                                                           80,189       (     59,305)
        Increase (decrease) in liabilities:
           Checks drawn in excess of available funds                                    196,826                  -
           Accounts payable                                                       (     368,216)           327,972
           Accrued liabilities                                                    (       13,953)          350,011

               Net cash provided by (used in) operating activities                       858,611       (   519,277)

Cash flows from investing activities:
     Increase in loan and contract receivable - related party                     (   1,061,568)                 -
    Purchase of investments                                                       (   7,348,293)                 -
    Increase in intangible assets                                                              -       (     52,482)
    Purchase of property and equipment                                            (        46,619)     (     41,962)

               Net cash used in investing activities                              (   8,456,480)       (     94,444)

Cash flows from financing activities:
    Repayment of notes payable - related parties                                  (        76,544)     (   112,094)
    Repayment of long-term debt                                                   (        27,553)     (       5,101)
    Repayment of long-term debt - related party                                                -       (       5,000)
    Proceeds from issuance of common stock                                            6,466,500            270,000

               Net cash provided by financing activities                              6,362,403            147,805

Effect of exchange rate changes on cash                                           (      248,722)          258,797

Decrease in cash and equivalents                                                  (   1,484,188)       (   207,119)

Cash and equivalents - beginning of year                                               1,518,327        1,725,446

Cash and equivalents - end of year                                               $        34,139      $1,518,327




                                          Theaccompanying  notes are an integral
                                             part of the financial statements.

                                                 DEVELOPMENT BANCORP, LTD.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                      For the Years Ended December 31, 1996 and 1995



                                                                                      1996                 1995

Supplemental disclosure of cash flow information:

    Cash paid during the year for interest                                       $      6,619         $     11,057

Supplemental schedule of non-cash investing and financing activities:

    During 1996:
        The Company issued $14,413 of long-term debt in exchange for $14,413 of property and equipment.

        The Company recorded $132,774 of non-cash foreign currency exchange gain on marketable securities.

        The Company issued 477,517 shares of its common stock as a dividend to shareholders valued at $1,790,689.

        The Company rescinded its acquisition of KSM. In connection with the rescission, the Company received a contract receivable valued at $250,000 and redeemed 110,000 shares of its preferred stock valued at $165,000 in exchange for returning $95,661 of KSM net assets, the 1996 write-off of $622,861 of KSM advances and $278,935 of intangible assets, resulting in a $582,457 loss on disposal of the business (Note 20).

    During 1995:

        The Company redeemed 175,000 shares of its common stock valued at $800,000 in the sale of oil and gas investments valued at $790,428 (Note
        4).

        In connection with the acquisition of KSM, the Company issued 110,000 shares of preferred stock valued at $165,000 in exchange for assuming various liabilities and various non-cash assets (Note 19).

















                                          Theaccompanying  notes are an integral
                                             part of the financial statements.

                              DEVELOPMENT BANCORP, LTD.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Years Ended December 31, 1996 and 1995



Note 1:           Organization and Significant Accounting Policies

                  Nature of Organization:

                      Development Bancorp, Ltd. ("Development" or "the Company") is a holding company organized in the state of Washington for the purpose of providing international investment banking services through its majority-owned subsidiaries:
 Development Corp Services Limited
                      (Ireland - 99.93% owned), SFD Societe Financiere De Distribution Geneve SA (Switzerland -
                       99.3% owned), and KSM Holding Corporation ("KSM") (United
                      States - 99.93% owned) for the period from November 14, 1995 to November 1, 1996 (Notes 19 and 20). KSM owns 100% of Global Financial Group ("Global") (United States).

                  Basis of Presentation:

                      For the year ended December 31, 1996, the consolidated financial statements include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited and SFD Societe Financiere De Distribution Geneve SA, and KSM Holding Corporation for the period from January 1, 1996 to November 1, 1996 (Note 20). For the year ended December 31, 1995, the consolidated financial statements include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited, SFD Societe Financiere De Distribution Geneve SA, and KSM Holding Corporation for the period from acquisition (November 14, 1995) to December 31, 1995 (Note
                      19).

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



                                                 DEVELOPMENT BANCORP, LTD.

                                        NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

                                 For the Years Ended December 31, 1996 and 1995



Note 1:           Organization and Significant Accounting Policies (Continued)

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

                                  For the Years Ended December 31, 1996 and 1995



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

                      Commissions Receivable

                         Commissions receivable arise from the introduction of customers' security trades to the Company's two carrying brokers who collect and remit to the Company their allocable share of the commissions earned. The Company believes its carrying brokers are financially stable entities and no significant credit risk exists with respect to these receivables.

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

                         These transactions may expose the Company to significant of off- balance sheet risk in the event margin requirements are not sufficient to fully cover losses which the customers may incur. In the event the customers fail to satisfy their obligations to the clearing broker, the Company may be required to compensate the clearing broker for losses incurred on behalf of its customers.

                                                 DEVELOPMENT BANCORP, LTD.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 For the Years Ended December 31, 1996 and 1995



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

                  Newly-Issued Accounting Standards:

                      In 1996, the company adopted Statement of Financial
                         Accounting Standards No. 121,
                      "Accounting for the Impairment of Long-Lived Assets and
                    for Long-Lived Assets to be
                      Disposed Of" ("SFAS No. 121") which was issued in March
                         1995

                      This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In adopting this standard, the Company is required to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized.

                      The adoption of SFAS No. 121 did not result in an
                         impairment loss in 1996.

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

                                 For the Years Ended December 31, 1996 and 1995



Note 2:           Marketable Securities

                  Marketable  securities  consisted of the following at December
31:

                                                                                                    Estimated
                  1996                                                                                Market
                                                                                      Cost             Value

                     Equity securities                                           $   257,796       $   259,949
                     Debt securities                                                  403,994           401,117

                                                                                 $   661,790       $   661,066

                                                                                                    Estimated
                  1995                                                                                Market
                                                                                      Cost             Value

                     Equity securities                                           $1,155,803        $1,170,108
                     Debt securities                                                  400,000           402,500

                                                                                 $1,555,803        $1,572,608

                  Unrealized  gain (loss)  included in marketable  securities at
                  December   31,   1996  and  1995  was  $(724)   and   $16,805,
                  respectively.

                  At December 31, 1996, the maturities of debt securities, at estimated market value, which are classified as available for sale are as follows:

                           Within one year                                       $         -
                           One - five years                                           401,117

                                                                                 $   401,117

Note 3:           Loan Receivable - Related Party

                  Loan receivable - related party consisted of a $303,098 advance to a corporation related to the Company by common management and control. The loan is non-interest bearing, unsecured and due upon demand.

                                                 DEVELOPMENT BANCORP, LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 For the Years Ended December 31, 1996 and 1995

Note 4:           Investments
                  Investments consisted of the following at December 31:

                                                                                      1996              1995
                  7,345 common shares of Societe Financiere Privee
                      (Switzerland)                                              $ 4,148,293       $         -
                  4,650,000 redeemable preferred shares of
                      Gestion Guychar, Inc.                                         3,132,012                 -
                  Investment in Gestion Pemp Network (Canada)                          621,566          624,069
                  120,000 shares of Gestion Pemp, Inc. (Canada)                        263,252          264,312

                  Total investments                                              $ 8,165,123       $   888,381

                  Societe Financiere Privee:

                      The company owns 7,345 common shares of Societe Financiere Privee, representing an approximate 3% ownership interest.

                  Gestion Guychar, Inc.:

                      The company owns 4,650,000 redeemable preferred shares of Gestion Guychar, Inc. These shares are non-voting, non-participating and non-transferable. They are to be redeemed at a price of one Canadian dollar per share plus annual commutative dividends payable on October 1st of each year at various rates ranging from 3.5% to 4% according to the following schedule:
                                                                       Shares To
                                                                     Be Redeemed

                                    October 1, 2001                    1,250,000
                                    October 1, 2002                    1,300,000
                                    October 1, 2003                    2,100,000

                                                                       4,650,000
                  Gestion Pemp Network:

                      The company owns an interest in Gestion Pemp Network, a multi-level marketing system of Pemp, Inc., a related Canadian corporation. The $2,503 and $74,506 decline in value experienced in 1996 and 1995, respectively, was due to foreign currency exchange rate declines which management considers to be temporary. During 1995, the company received $35,017 in commissions from this investment.

                  Gestion Pemp, Inc.:
                      The company owns 120,000 common shares of Gestion Pemp, Inc., representing an approximate 8% ownership interest.

                                                 DEVELOPMENT BANCORP, LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  For the Years Ended December 31, 1996 and 1995
Note 4:           Investments (Continued)
                  Investment in oil and gas leaseholds:

                      In 1995, the Company sold its interest in the oil and gas leaseholds for a redemption of 150,000 shares of Company common stock valued at $800,000.

Note 5:           Contract Receivable - Related Party
         Contract receivable - related party consisted of a contract valued at $250,000 which was received in the KSM rescission (Note 20). The contract bears interest at 8%, is unsecured and due in November 2001.

Note 6:           Property and Equipment

                  Property and equipment consisted of the following at December 31:

                                                                                     1996             1995
                  Furniture and equipment                                        $   38,978      $  178,710
                  Leasehold improvements                                                9,796          13,176
                                                                                      48,774         191,886

                  Less accumulated depreciation                                   (     9,945)    (    52,567)

                  Property and equipment, net                                    $    38,829     $  139,319

                  Depreciation expense aggregated $20,990 in 1996 and $17,334 in 1995.

                  On November 1, 1996, the company disposed of property and equipment with an aggregate book value of $140,532 as part of the KSM rescission (Note 20).

Note 7:           Intangible Assets

                  Intangible   assets  arose  in  the  acquisition  of  KSM  and
                  consisted of the following at December 31, 1995 (Note 19):

                  Broker/dealer network development                                              $  233,665
                  Customer lists                                                                       50,000
                                                                                                       283,665
                  Less accumulated amortization                                                   (      4,730)

                  Intangible assets, net                                                         $  278,935

                  Amortization expense was $4,730 in 1995.

                  On November 1, 1996, the Company rescinded its acquisition of KSM and accordingly the remaining $278,935 of intangible assets were written-off as part of the rescission in 1996 (Note 20).

                                                 DEVELOPMENT BANCORP, LTD.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 For the Years Ended December 31, 1996 and 1995



Note 8:           Note Payable - Bank

                  The Company had a $100,000 bank line of credit available, of which $50,000 was outstanding as of December 31, 1995 and continuing through November 1, 1996. Interest accrues at a variable rate (10.0% as of November 1, 1996). This debt was assumed by KSM as part of the rescission on November 1, 1996 (Note 20).

Note 9:           Notes Payable - Related Parties

                  At December 31, 1995, the Company had notes payable to related parties as follows:

                  Note payable - officer/shareholder bearing
                  interest at 15%.  The note is unsecured and
                  matures August 1996.                                                           $  108,000

                  Note  payable -  affiliated  company  related  through  common control,  bearing  interest at 10%.  The note was created when the  affiliate  transferred  ownership  of certain  marketable securities  to the  Company  and is  repaid  by  returning  an equivalent  number of the same  marketable  securities  to the affiliated  company upon demand. As a result, the note payable principal  fluctuates with the market price of the securities.
                  The note is personally guaranteed
                  by an officer/shareholder of the Company.                                          196,875

                  Notes payable - related parties                                                $  304,875

                  These notes, aggregating $228,331 as of November 1, 1996, were assumed by KSM as part of the KSM rescission (Note 20).

Note 10:          Long-Term Debt

                  Long-term debt consisted of the following at December 31, 1995:

                  Note payable - investment broker bearing
                  interest at 9%.  The note matures in January
                  1997 and is secured by furniture and equipment.                                $    12,091

                  Note payable - equipment bearing interest at
                  13.5%.  The note matures in March 1997 and
                  is secured by equipment.                                                            21,560
                                                                                                      33,651
                  Less current portion                                                              (    26,881)

                  Long-term debt                                                                 $      6,770

                  Long-term debt aggregating $20,510 as of November 1, 1996, was assumed by KSM as part of the KSM rescission (Note 20).

                                                 DEVELOPMENT BANCORP, LTD.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  For the Years Ended December 31, 1996 and 1995



Note 11:          Long-Term Debt - Related Party

                  As of December 31, 1995 and continuing through November 1, 1996, the Company had a $35,000 note payable to an officer of the Company. The unsecured note bears interest at 10.5%, payable monthly, with principal due upon maturity in November 1999.

                  This note was assumed by KSM as part of the KSM rescission on November 1, 1996 (Note 20).

Note 12:          Commitments and Contingencies

                  Bank line of credit:

                      At December 31, 1996, the company had a 1,950,000 Swiss Franc line of credit available at a Swiss bank (approximately $1,450,000 as of December 31, 1996). As of December 31, 1996, there were no amounts outstanding under the line of credit.

                  Development Stock Option Plan:

                      At December 31 1996, and 1995, an aggregate of 800,000 shares of common stock were reserved for issuance under the Company's 1993 stock option plan. Pursuant to the plan, the board of directors may grant options to employees, officers, directors or others at their discretion. As of December 31, 1996 and 1995, no options had been granted under the plan.

                  Other Development Stock Options:

                      As of December 31, 1996 and 1995, an aggregate of 233,334 shares of common stock were reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 233,334 shares of common stock (of which 194,834 were to Company officers) at $2.50 per share. The options expire in April 2004. These options were not issued under the Company's 1993 stock option plan.

                  Operating Leases:

                      The Company leases its corporate offices and certain equipment under noncancellable operating leases.

                      Future minimum lease payments are as follows for the years ended December 31:

                           1997                                                  $     63,037
                           1998                                                         53,197
                           1999                                                           4,478

                                                                                 $   120,712

                      Rent expense in 1996 and 1995 aggregated $89,495 and $58,837, respectively.

                                                 DEVELOPMENT BANCORP, LTD.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 For the Years Ended December 31, 1996 and 1995



Note 13:          Preferred Stock

                  The Company has authorized an aggregate of 1,000,000 shares of no par preferred stock as follows:

                  Class A Preferred Stock:

                      The Company has designated 1,000 shares of no par value Class A preferred stock. Class A shareholders are not entitled to receive dividends. At December 31, 1996 and 1995, there were 1,000 shares of Class A preferred stock issued and outstanding.

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

                      In 1995, the Company issued 110,000 shares of Class B preferred stock in the acquisition of KSM (Note 19). These shares were redeemed in 1996 as part of the KSM rescission (Note 20).

Note 14:          Common Stock Dividend

                  On November 1, 1996, The Company declared a one-for-six share common stock dividend to the shareholders of record. All references in the accompanying financial statements to the number of common shares and per-share amounts have been retroactively restated to reflect the issuance of the 477,517 share common stock dividend for both years presented.

Note 15:          Related Party Transactions

                  During 1996, the Company provided consulting services to two corporations affiliated through common control. Total fees received aggregated $64,509 and are included in consulting fees related party.

Note 16:          Foreign Currency Transaction Gain (Loss)

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

                  For 1996 and  1995,  the  foreign  currency  transaction  gain
                  (loss) was $159,990 and $(323,597), respectively.

                                                 DEVELOPMENT BANCORP, LTD.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 For the Years Ended December 31, 1996 and 1995



Note 17:          Income Taxes

                  The effective tax rate varies from the maximum federal statutory rate as a result of the following items:

                                                                                    1996             1995
                 Tax benefit computed at the
                      maximum federal statutory rate                             (     34.0)%     (     34.0)%

                  Foreign income exclusion                                               2.9            30.5
                  Net (increase) decrease  due to various
                      temporary and permanent differences                        (      2.0)      (     13.6)

                  Net operating loss carryforward                                      33.1              17.1

                  Income tax provision                                                   -    %           -    %

                  Deferred taxes consisted of the following at December 31:

                                                                                    1996             1995
                  Asset:
                      Net operating loss carryforward                           $  76,500        $  47,000
                      Other                                                      (       500)     (    7,000)
                  Net deferred tax asset before
                      valuation allowance                                           76,000           40,000
                  Less valuation allowance                                       (  76,000)       (  40,000)

                  Net deferred tax asset                                        $       -        $        -

                  For financial statement purposes, no tax benefit has been reported in 1996 or 1995 as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

                  At December 31, 1996, the Company had net operating loss carryforwards aggregating approximately $510,500 for income tax purposes that expire in 2011.

                  The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards is limited due to ownership changes as defined in the Internal Revenue Code.

                                                 DEVELOPMENT BANCORP, LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  For the Years Ended December 31, 1996 and 1995



Note 18:          Industry and Geographical Segment Reporting

                  The Company operated and had assets in the United States and Europe as follows:

                                                                                    1996              1995
                  Revenues:
                      United States                                              $  103,243        $     35,017
                      Europe                                                               -                4,935

                             Total revenues                                      $  103,243        $    39,952

                  Loss From Operations:
                      United States                                              $( 946,991)       $(  482,152)
                      Europe                                                       (   36,807)              8,224

                             Total loss from operations                          $( 983,798)       $   473,928

                  Identifiable Assets:
                      United States                                              $4,369,417        $2,121,811
                      Europe                                                       5,107,093         2,735,649

                             Total identifiable assets                           $9,476,510        $4,857,460

Note 19:          KSM Holding Company Acquisition

                  On November 14, 1995, the Company exchanged 110,000 of its convertible preferred stock for all 3,617,143 shares of KSM common stock issued and outstanding (not including 2,400 shares of preferred stock outstanding). The exchange resulted in KSM becoming a 99.93% owned subsidiary of the Company.

                  The total KSM purchase price was $217,482, consisting of 110,000 shares of Company convertible preferred stock valued at $165,000 and acquisition costs totaling $52,482. The $1.50 price per share used to value the preferred stock was determined based upon the market value of an equivalent number of shares of common stock due to the conversion rights less a discount to factor in the reduction in value stemming from restrictions in conversion and the size of the newly issued block.

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

                                                 DEVELOPMENT BANCORP, LTD.

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                For the Years Ended December 31, 1996 and 1995


Note 19:          KSM Holding Company Acquisition (Continued)

                  The following items represent the net tangible assets acquired and liabilities assumed:

                           Commissions receivable                                $     44,807
                           Other receivables                                            53,236
                           Marketable securities                                      392,633
                           Other current assets                                         51,983
                           Net property and equipment                                 114,691
                           Note payable - bank                                    (     50,000)
                           Notes payable - related parties                        (   416,969)
                           Accounts payable                                       (   143,803)
                           Accrued liabilities                                    (     34,009)
                           Long-term debt                                         (     38,752)
                           Long-term debt - related parties                       (     40,000)

                                    Net assets (liabilities)                     $(    66,183)

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

                                                                1995 Pro-forma Consolidated


                                                                   Statement of Operations (Unaudited)
                                                                                                            Pro-forma
                                                  Development        KSM Holding            Pro-forma     Development
                                                  Bancorp, Ltd.        Corporation      Consolidating     Bancorp, Ltd.
                                                  Consolidated     Consolidated (1)        Entries (2)    Consolidated
                  Revenues                        $      656,482      $  1,571,490         $      -       $  2,227,972
                  General & administrative         (   1,186,400)      (  1,831,532)        (  52,003)     (  3,069,935)
                          Loss from operations     (      529,918)     (     260,042)       (   52,003)    (     841,963)
                  Other income (expense)                    79,676     (       37,342)              -             42,334
                          Net loss                $(     450,242)     $(    297,384)       $(  52,003)    $(    799,629)
                  Net loss per share              $(             .41)                                     $(        .73)
                  Weighted average number
                     of shares outstanding             1,095,606                                              1,095,606

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  For the Years Ended December 31, 1996 and 1995



Note 20:          Loss from Discontinued operations

                  Loss from discontinued operations consisted of the following at December 31:

                                                                                     1996             1995

                  Loss from disposal of business                                $(582,457)       $        -
                  Income (loss) from discontinued operations                       62,200      (   326,087)

                  Total loss from discontinued operations                       $(520,259)       $( 326,087)

                  Loss from Disposal of Business:

                      In November 1996, the Company rescinded its acquisition of KSM (Note 19). The terms of the rescission specify that all 110,000 shares of Company Class B preferred stock valued at $165,000 be returned to the Company, and $1,032,861 of Company advances to KSM ($160,000 of the advances were expensed by the Company in 1995 and $250,000 is included in the $278,935 intangible asset valuation) were to be recorded as a contract receivable from KSM, in exchange for return of $95,661 of KSM net assets and the write-off of $278,935 of intangible assets. At December 31, 1996, the Company valued the contract receivable at $250,000 (Note 5). Accordingly, this valuation adjustment resulted in an additional loss of $622,861 in 1996. The rescission resulted in an aggregate $582,457 loss on disposal of business.

                  Income (loss) from discontinued operations:

                      Summarized results of discontinued operations were as follows for years ended December 31:


                                                                                     1996            1995

                           Revenues                                             $2,577,079       $  616,530
                           General and administrative Expenses                  ( 2,597,967)     (   883,019)
                           Other income (expense)                            83,088     (     59,598)

                           Income (loss) from discontinued operations  $    62,200      $( 326,087)
