Form 10QSB
period 1997-03-31
DEVELOPMENT BANCORP LTD
filed 1997-11-14
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549
                                                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

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

                        Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                        3,394,668
Title of Class                                     Number of Shares outstanding
                                                             at March 31, 1997
No exhibits included.

                                                 DEVELOPMENT BANCORP, LTD.

                                                CONSOLIDATED BALANCE SHEET



                                            March 31,             December 31,
                                              1997                    1997
     ASSETS
Current assets:
     Cash and equivalents             $           3,901      $         34,139
     Other receivables                           17,599                11,088
     Receivable related party                   303,098               303,098
     Marketable securities                      658,950               601,066
     Other current assets                        17,808                13,167
           Total current assets               1,001,356             1,022,558

Investments(1)                                4,041,017             8,165,123
Note receivable(2)                              250,000               250,000
Investment in Affiliate                              --                    --
Property and equipment, net                      37,029                38,829
           Total assets               $       5,329,402      $      9,476,510

     LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Checks drawn excess of bank funds $          288,031      $        196,826
Accounts payable - Trade(4)                   84,544                46,034
Accounts payable - Affiliate                      --                    --
Accrued payroll - Officers/Directors Fees(3) 204,223                54,223
     Other accrued liabilities                 1,259                    --
           Total Current Liabilities   $     578,057      $        297,083

Shareholders' equity:
   Class A Preferred Stock                   1,500                 1,000
   Common stock, no par value; 50,000,000
   shares authorized; 3,394,668 and 1,044,923
   shares issued and outstanding, respectively 12,134,685            12,133,685
     Accumulated (deficit)                    (7,464,829)           (3,110,258)
     Translation adjustment                        81,489               155,000
           Total shareholders' equity           4,751,345             9,179,427

           Total Liabilities and Equity   $     5,329,402      $      9,476,520




    The accompanying notes are an integral part of these financial statements

                                     DEVELOPMENT BANCORP, LTD.
                               CONSOLIDATED STATEMENT OF OPERATIONS

                         For the Three Months Ended March 31, 1997 and 1996


                                                 1997                    1996
Revenues:
     Commissions and consulting fees   $              --      $         33,663
           Total revenues              $              --      $         33,663

General and administrative expenses(5) $         334,888      $        380,899

     (Loss from operations)                     (334,888)             (347,236)

Other income (expense):
     Unrealized gain (loss) on marketable
           securities portfolio                   (2,116)                    --
     Interest income                               13,980                11,350
     Writedown of Pemp/Guychar Investments(1) (4,016,830)                    --
     Foreign currency transaction gain (loss)       (619)                83,836

           Total Other (Expense)              (4,005,585)                95,186

     Gain (loss) continuing operations        (4,340,473)             (252,050)

Discontinued operations (loss)                   (14,098)              (16,721)

     Net income (loss)                  $     (4,354,571)      $      (268,771)

Per share information
     Net (loss) per share               $        (1.2828)      $       (0.2578)

Weighted average number of
     common stock shares outstanding           3,394,668             1,042,615










   The accompanying notes are an integral part of these financial statements

                                                 DEVELOPMENT BANCORP, LTD.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                 For the Three Months Ended March 31, 1997 and 1996

                                                  1997                    1996
Cash flows from operating activities:
     Net income (loss)                  $     (4,354,571)      $      (268,771)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
    Depreciation and amortization                  1,800                 1,226
    Unrealized (gain) loss/marketable securities   2,116                    --
    Foreign currency transaction (gain) loss         619                10,113

     (Increase) decrease in assets:
           Other receivables                      (6,511)               (5,433)
           Marketable securities                  20,034              (84,005)
           Other current assets                   (4,641)               (7,974)
           Investments - long term securities     89,347                10,113
           Investment in affiliate                    --             (143,279)
      Property/equipment/leasehold improvements       --                 5,475
      Writedown Pemp/Guychar Investments(1)    4,016,820                    --

     Increase (decrease) in liabilities:
           Checks drawn excess of bank funds      91,205                    --
           Accounts payable/trade                 38,110              (11,217)
           Accounts payable/affiliate                 --               160,000
Accrued payroll - Officers/ Directors Fees(3)     150,000                    --
           Other accrued liabilities                1,259                    --
           Net cash (used in) operating activities$ 45,597      $    (333,752)

Cash flows from financing activities:
     Proceeds from issuance of common stock        $ --        $       54,000
           Net cash provided by financing activities --                54,000

Effect of exchange rate due to changes on cash $ (75,835)      $      (109,272)

Increase (decrease) in cash and equivalents   $  (30,238)      $      (389,024)

Cash and equivalents - beginning of period    $  34,139      $      1,390,961

Cash and equivalents - end of period      $      3,901      $      1,001,937



    The accompanying notes are an integral part of these financial statements

                                                 DEVELOPMENT BANCORP, LTD.

                                               CONSOLIDATED FINANCIAL NOTES

                                PERIOD ENDING THREE MONTHS MARCH 31, 1997

ITEM 1.

         The condensed consolidated financial statements of Development Bancorp, Ltd., included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Development Bancorp, Ltd., believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 1997 should be read in conjunction with the financial statements and notes thereto included in Development Bancorp, Ltd.'s annual report on Form 10-K for the fiscal year ended December 31, 1996.

         The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

Note 1 - Investments - Pemp/Gestion Guychar, Inc.

         Riccardo Mortara has been President and Chairman of the Board of Development Bancorp, Ltd.
and President and Chairman of the Board of Biocoral, Inc. and the Managing Director of Societe
Financiere du Seujet.

         Prior to September 30, 1996, Development Bancorp, Ltd. had $884,818 invested in Gestion Pemp,
Inc./Pemp Network and Biocoral, Inc. had $600,000 invested in Gestion Pemp, Inc.

         In Biocoral's September 30, 1996 10Q, Biocoral, Inc. wrote off their $600,00 investment in Gestion Pemp, Inc. This followed the Company's statement in August, 1996 "based on Pemp's inability to make the dividend payments, management of the Company deemed the investment in Pemp to be worthless and it was written off in its entirety in 1996."

         In November, 1996, Development Bancorp, Ltd. invested $3,132,012 in Preferred Gestion Guychar, Inc. which increased its investment in the organization from $884,818 to $4,016,830. Societe Financiere du Seujet made the investment in the preferred shares of Gestion Guychar/Pemp on behalf of Development Bancorp, Ltd. The terms and the conditions of this investment were not written and Development Bancorp, Ltd. has been unable to obtain any financial records. Therefore, the management of Development Bancorp, Ltd., supported by the recommendations of its attorneys and auditors, have elected to provided a Writeoff Reserve of $2,884,818 against the $4,016,830 Total Pemp Investment as follows:
                            3/31/97             3/31/97               ADJUSTED
                             VALUE              RESERVE                 VALUE
INVESTMENTS:
Gestion Pemp, Inc.
  (1993 Purchase)    $        262,252     $      (263,252)     $           0
Pemp Network

  (1993 Purchase)             621,566             (621,566)                 0
  Sub Total        $          884,818   $         (884,818)   $             0

Preferred Gestion Guychar, Inc.
  (Nov. 1996 Purchase)      3,132,012           (2,000,000)         1,132,012

  Total Pemp Investment $   4,016,830   $       (2,884,818)   $     1,132,012

Other Investments
  SFP/Geneva Bank Stocks$   4,041,017   $                 0   $     4,041,017

TOTAL INVESTMENTS                                             $     5,173,029

Note 2 - Contract Note Receivable/KSM

         The KSM  Holding/Miller  acquisition  was  rescinded in late 1996.  The recision agreement (signed by Kevin Miller, owner of KSM Holding, and Development Bancorp, Ltd.) provided for a full repayment of "all monies" advance to KSM in connection with the Purchase Agreement and any additional amounts advances by Development Bancorp, Ltd. to KSM, its employees or to Global Finance or its employees. The amount of these items approximate $1.3 million. As part of the year end audit at 12/31/96, the company auditors set up $250,000 as a Contract Note Receivable. Development Bancorp, ltd. is currently preparing its Litigation Case to recover the full amount.

Note 3 - Accrued Payroll Officers/Directors Fees

         The 1996 accrual of $120,000 was not made by the auditors as part of the 1996 year end audit.
This was booked as an accrual at 3/31/97 along with the 1st quarter 1997 accrual for $30,000. The remaining $54,223 is applicable to the 1995 accrual balance.

Note 4 - Accounts Payable - Trade

         Included in the Liability Account are the 1996 audit fees for the 10Q's amounting to $19,615 and $28,219 for the 10K. These were not accrued by the auditors as part of the 1996 year end audit.

Note 5 - General and Administrative Expenses

         First quarter 1997 expenses of $334,888  include prior period  accruals
(1996) totaling $167,834 - - (4120,000  Officers/Directors Fees and $47,834 1996
Audit Fees).


ITEM 2.           Management's Discussion and Analysis

         Revenues for the three months ended March 31, 1997 were $0, compared to $33,063 for the three months ended March 31, 1997, 1996 revenues were derived primarily from commissions from the Company's interest in Pemp Gestion Network, which experienced a downturn in its business in calendar 1996. General and administrative expenses were significantly less is 1997. After deducting $167,834 in prior period adjustments (see Note 5) general and administrative expenses were less than half of the 1996 amounts, due to the disposal of KSM Holdings.

         Other income (Loss) in the three months ended March 31, 1997 was significantly higher due to a writedown in the Company's investment in Pemp and its related companies by fiscal 1997 the Company determined that it should write of $2,884,818 of its $4,016,836 investment in Pemp and its affiliates. This writedown was made because management was unable to obtain financial records of these companies to support the valuation at cost, the lack of documentation for the Company's 1996 investment in Preferred Stock of Gestion, Gychor, Inc. and the consequent inability of the Company to evaluate the future benefits of the investment in the Pemp affiliates as operating companies. The company is negotiating with the investees to document the Company's interests and to provide assurances that the amounts booked as of March 31, 1997 can be recoverable at least on a liquidation basis of the Pemp affiliates.

PART II.  OTHER INFORMATION

         The translation adjustment amount of the three months ended March 31, 1997 was $81,439 compared to $558,327 due to 1995 year end adjustments that appeared in the first quarter 1996 and the currency fluctuations of the Swiss Franc.

         Despite these adjustments, the Company's shareholders equity is almost double the amount as of March 31, 1996 as a result of equity infusions.

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


Date:  November 11, 1997             By:
                                       Dempsey K. Mork
                                       (Chief accounting and financial officer
                                            and duly authorized officer)