Form 10QSB
period 1997-06-30
DEVELOPMENT BANCORP LTD
filed 1997-12-11
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549
                                                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

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

                                                   Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                          3,394,668
Title of Class                                     Number of Shares outstanding
                                                               at June 30, 1997
No exhibits included.



                                                    DEVELOPMENT BANCORP, LTD.
                                                   CONSOLIDATED BALANCE SHEET



ASSETS                                                            June 30,           December 31,
                                                                    1997                 1996
Current Assets:
    Cash and Equivalents                                     $            2,521    $          34,139
    Other Receivables                                                    17,694               11,088
    Receivable Related Party                                            104,115              303,098
    Marketable Securities                                               643,939              661,066
    Other Current Assets                                                 17,808               13,167
              Total current Assets                                      786,077            1,022,558

Investments(2)                                                        5,172,381            8,165,123
Note Receivable(3)                                                      250,000              250,000
Investment in Affiliate                                                      -                     -
Property and equipment, net                                             35,229                38,829

              Total assets                                   $        6,243,687    $       9,476,510
 LIABILITIES AND
  SHAREHOLDERS EQUITY

Current Liabilities:
   Checks drawn excess of bank funds                         $          218,878    $         196,826
   Accounts Payable - Trade(5)                                           60,651               46,034
   Accounts Payable Affiliate                                                -                     -
   Accrued Payroll(4)                                                   234,223               54,223
   Other Accrued Liabilities                                             1,774                     -
       Total current liabilities                             $          515,526    $         297,083
Shareholders equity:
  Class A convertible preferred stock,
    1,500 and 1,000 outstanding                                           1,500                1,000
  Common stock, no par value; 50,000,000
    shares authorized; 3,394,668 and 1,044,923
    shares issued and outstanding, respectively                      12,133,185           12,133,685
  Accumulated (deficit)                                             (6,471,085)          (3,110,258)
  Translation adjustment                                                 64,561              155,000
          Total shareholders equity                                  5,728,161             9,179,427

          Total liabilities and equity                       $        6,243,687    $       9,476,510

                                           The accompanying selected information
                                           is an integral  part of the financial
                                           statements.





                                                    DEVELOPMENT BANCORP, LTD.

                                              CONSOLIDATED STATEMENT OF OPERATIONS

                             For the Three Month and Six Month Periods Ended June 30, 1997 and 1996

                                                              3 Months Ended                 6 Months Ended
                                                                 June 30,                       June 30,
                                                            1997           1996         1997             1996
Revenues:
  Commission, Consulting Fees and
     Dividend Income                                  $       543        42,603             543         76,266
               Total Revenues                                  543        42,603             543         76,266

General and administrative expenses                        148,915       222,608         483,803        603,507

(Loss from operations)                                   (148,372)     (180,005)       (483,260)       (527,241)

Other income (expense):
   Unrealized gain (loss) on marketable
      securities portfolio                                       -             -         (2,116) -
   Interest Income                                          10,104        12,202          24,084         23,552
   (Writedown) Pemp/Guychar Investments                          -             -     (2,884,818) -
     Foreign currency transaction gain (loss)         -           58,745           (619) 142,581
               Total Other Income                           10,104        70,947     (2,863,469)        166,133

   Gain (loss) from continuing operations                (138,268)     (109,058)     (3,346,729)       (361,108)

Discontinued Operations Income (Loss)                            -        97,622        (14,098)         80,901
               Net income (loss)                       $ (138,268)      (11,436)     (3,360,827)       (280,207)

Per share information:
  Net (loss) per share                                 $  (0.0407)  $   (0.0109)   $    (0.9900) $     (0.2682)

Weighted average number of
  common stock shares outstanding                        3,394,668     1,044,923       3,394,668      1,043,769


                                           The accompanying selected information
                                           is an integral  part of the financial
                                           statements.


                                                    DEVELOPMENT BANCORP, LTD.

                                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                          For the Six Month Period Ended June 30, 1996


                                                                      1996
Cash flows from operating activities:
    Net loss                                                   $     (280,207)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                                      43,630
    Unrealized (gain) loss on marketable securities                    66,699
    Foreign currency transaction loss                                   5,398
         (Increase) decrease in assets:
                  Commissions receivable                              170,632
                  Other receivables                                 (106,628)
                  Marketable securities                             (107,935)
                  Other current assets                              (224,020)
         Increase (decrease) in liabilities:
                  Accounts payable                                   (68,552)
                  Accrued liabilities                                  43,861
    Net cash used in used in  operating  activities                  (457,122)
  Cash  flows from
investing activities:
    Purchase of investments                                                 -
    Purchase of property and equipment                               (57,646)

    Net cash used in investing  activities                           (57,646)
 Cash flows from  financing
activities:
    Repayment of notes payable - related parties                     (76,544)
    Repayment of long-term debt                                      (13,140)
    Proceeds from issuance of common stock                             54,000
    Net cash provided by (used in) financing activities               (35,684)

Effect of exchange rate changes on cash                             (142,072)
Increase (decrease) in cash and equivalents                         (692,524)

Cash and equivalents - beginning of year                            1,518,327
Cash and equivalents - end of year                              $     825,803

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                      $      26,603

Supplemental disclosure of non-cash investing and financing  activities:
  During 1996:
         The Company incurred $350,169 of debt in exchange for foreign exchange contracts.

                                           The accompanying selected information
                                           is an integral  part of the financial
                                           statements.




                                                    DEVELOPMENT BANCORP, LTD.

                                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                  For the Three Month and Six Month Period Ended June 30, 1997

                                                                   3 Month              6 Month
                                                                June 30, 1997      June 30, 1997
Cash flows from operating activities:
    Net income (loss)                                        $        (138,268)    $     (3,360,827)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                   1,800                3,600
          Unrealized (gain) loss/marketable securities                           -             2,116
          Foreign currency transaction (gain) loss                           -                   619
    (Increase) decrease in assets:
          Other receivables                                                (95)              (6,606)
          Marketable securities                                          15,011               35,045
          Other current assets                                                -              (4,641)
          Investments - long term securities                             648                 89,995
          Investment in affiliate                                             -                    -
          Property/equipment/leasehold improvements                               -                 -
          Writedown Pemp/Guychar Investments                                  -         2,884,818(1)
          Receivable Related Party                                      198,983              198,983
    Increase (decrease) in liabilities:
          Checks drawn excess of bank funds                            (69,153)               22,052
          Accounts payable/trade                                       (23,893)               14,217
          Accounts payable/affiliate                                         -                     -
          Accrued Payroll - Officers/DirectorsAEFees                    30,000               180,000
          Other accrued liabilities                                         515                1,774
              Net cash (used) in operating activities                    15,548              $61,145
Cash flows from financing activities:
    Proceeds from issuance of common stock                                    -                    -
           Net cash provided by financing activities                          -    $               -

Effect of exchange rate due to changes on cash               $           16,928    $        (92,763)

Increase (decrease) in cash and equivalents                  $          (1,380)    $        (31,618)

Cash and equivalents - beginning of period                   $            3,901    $          34,139

Cash and equivalents - end of period                         $            2,521    $           2,521


                                                    DEVELOPMENT BANCORP, LTD.

                                                      SELECTED INFORMATION

                           For the Six Month Period Ended June 30, 1997 and 1996

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

                  Basis of Presentation:

                  The accompanying unaudited consolidated balance sheets as of June 30, 1997 and the unaudited consolidated statements of operations and cash flows for the six month periods ended June 30, 1997, include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited, SFD Societe Financiere De Distribution Geneve SA, and KSM Holding Corporation. For the six months ended June 30, 1995, the consolidated financial statements include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited and SFD Societe Financiere De Distribution Geneve SA. All references to "the Company" in these financial statements relate to the consolidated entity. All significant intercompany accounts and transactions are eliminated in consolidation.

                  These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and its cash flows for the six months ended June 30, 1997 and 1996. The results for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. This report should be read in conjunction with the Financial Statements and Notes contained in the Company's Annual Report for the year ended December 31, 1996.

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

Note 2 - Investments - Pemp/Gestion Guychar, Inc.

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

                                                    3/31/97             3/31/97               ADJUSTED
                                                      VALUE              RESERVE                 VALUE
INVESTMENTS:
Gestion Pemp, Inc.
  (1993 Purchase)                             $          262,252   $         (263,252)   $                    0
Pemp Network
  (1993 Purchase)                                        621,566             (621,566)                        0
  Sub Total                                   $          884,818   $         (884,818)   $                    0

Preferred Gestion Guychar, Inc.
  (Nov. 1996 Purchase)                                 3,132,012           (2,000,000)                1,132,012

  Total Pemp Investment                       $        4,016,830   $       (2,884,818)   $            1,132,012

Other Investments
  SFP/Geneva Bank Stocks                      $        4,041,017   $                 0   $            4,041,017

TOTAL INVESTMENTS                                                                        $            5,173,029

Note 3 - Contract Note Receivable/KSM

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

Note 4 - Accrued Payroll Officers/Directors Fees

         The 1996 accrual of $120,000 was not made by the auditors as part of the 1996 year end audit. This was booked as an accrual at 3/31/97 along with the 1st quarter 1997 accrual for $30,000. The remaining $54,223 is applicable to the 1995 accrual balance.

Note 5 - Accounts Payable - Trade

         Included in the Liability Account are the 1996 audit fees for the 10Q's amounting to $19,615 and $28,219 for the 10K. These were not accrued by the auditors as part of the 1996 year end audit.

Note 6 - General and Administrative Expenses

         First quarter 1997 expenses of $334,888  include prior period  accruals
(1996) totaling $167,834 -- ($120,000  Officers/Directors  Fees and $47,834 1996
Audit Fees).

ITEM 2.           Management's Discussion and Analysis

         Revenues for the three and six months ended June 30, 1997 were $543, compared to $42,603 and $76,266 for the three and six months ended June 30, 1997. 1996 revenues were derived primarily from commissions from the Company's interest in Pemp Gestion Network, which experienced a downturn in its business in calendar 1996. General and administrative expenses were significantly less in 1997. After deducting $167,834 in prior period adjustments (see Note 5) general and administrative expenses were less than half of the 1996 amounts, due to the disposal of KSM Holdings.

         Other income (Loss) in the three and six months ended June 30, 1997 was significantly higher due to a writedown in the Company's investment in Pemp and its related companies. By fiscal 1997 the Company determined that it should write of $2,884,818 of its $4,016,836 investment in Pemp and its affiliates. This writedown was made because management was unable to obtain financial records of these companies to support the valuation at cost, the lack of documentation for the Company's 1996 investment in Preferred Stock of Gestion, Gychor, Inc. and the consequent inability of the Company to evaluate the future benefits of the investment in the Pemp affiliates as operating companies. The company is negotiating with the investees to document the Company's interests and to provide assurances that the amounts booked as of June 31, 1997 can be recoverable at least on a liquidation basis of the Pemp affiliates.

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


Date:  December 10, 1997           By:/s/ Dempsey K. Mork
                                 Dempsey K. Mork
                                         (Chief accounting and financial officer
                                                 and duly authorized officer)