Form 10QSB
period 1997-09-30
DEVELOPMENT BANCORP LTD
filed 1997-12-11
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549
                                                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

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


 14 Quai du Seujet, Geneva, Switzerland                              CH-1301
 (Address of principal executive offices)                         (Zip Code)

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

                                                   Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                         3,394,668
Title of Class                                     Number of Shares outstanding
                                                         at September 30, 1997
No exhibits included.



                                                 DEVELOPMENT BANCORP, LTD.

                                                CONSOLIDATED BALANCE SHEETS



ASSETS                                                                     September 30,         December 31,
                                                                               1997                  1996
Current Assets:
    Cash and Equivalents                                                  $         8,610      $        34,139
    Other Receivables                                                              17,694               11,088
    Receivable Related Party                                                      104,115              303,098
    Marketable Securities                                                         643,939              601,066
    Other Current Assets                                                           17,808               13,167
        Total current Assets                                                      792,166            1,022,558

    Investments(1)                                                              5,172,381            8,165,123
    Note Receivable(2)                                                            250,000              250,000
    Investment in Affiliate                                                            --                   --
    Property and equipment, net                                                    33,429               38,829
        Total assets                                                      $     6,247,976      $     9,476,510
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current Liabilities:
    Checks drawn excess of bank funds                                     $       328,369      $       196,826
    Accounts Payable - Trade(4)                                                    46,400               46,034
    Accounts Payable Affiliate                                                         --                   --
    Accrued Payroll(3)                                                            264,223               54,223
    Other Accrued Liabilities                                                       7,286                   --
        Total current liabilities                                         $       640,278      $       297,083

Shareholders' equity:
    Class A convertible preferred stock, no par
        value; 1,500 and 1,000 shares, issued
        and outstanding                                                             1,500                1,000
    Common stock, no par value; 50,000,000
        shares authorized; 3,394,668 and 1,044,923
        shares issued and outstanding, respectively                            12,133,185           12,133,685
    Accumulated (deficit)                                                     (6,576,083)          (3,110,258)
    Translation adjustment                                                         49,096              155,000
        Total shareholders' equity                                              5,607,698            9,179,427

        Total liabilities and equity                                      $     6,247,976      $     9,476,520




                  The accompanying selected information is an integral part of the financial statements.



                                                 DEVELOPMENT BANCORP, LTD.

                                           CONSOLIDATED STATEMENT OF OPERATIONS

                       For the Three Month and Nine Month Periods Ended September 30, 1997 and 1996

                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30                 September 30
                                                                       1997           1996          1997           1996
Revenues:
    Commission, Consulting Fees (Net)                              $    27,253   $     13,489   $     27,253   $    89,755
    Dividends Income                                                        --             --            543            --
        Total Revenues                                                  27,253         13,489         27,796        89,755

General and administrative expenses                                    151,569        241,767        635,372       845,274

    Income (Loss) from operations                                    (124,316)      (228,278)      (607,576)     (755,519)
Other income (expense):
    Gain (loss) on sales of securities                                      --        385,861             --       385,861
    Unrealized gain (loss) on marketable
        securities portfolio                                                --          (473)        (2,116)         (473)
    Interest Income                                                     19,318         12,970         43,402        36,522
    (Writedown) Pemp/Guychar Investments                                    --             --    (2,884,818)            --
    Foreign currency transaction gain (loss)                                --          8,704          (619)       151,285
        Total Other Income                                              19,318        407,062    (2,844,151)       573,195

    Income (loss) continuing operations                              (104,998)        178,784    (3,451,727)     (182,324)

Discontinued Operations Income (Loss)                                       --      (300,579)       (14,098)     (219,678)

    Net income (loss)                                              $ (104,998)   $  (121,795)   $(3,465,825)   $ (402,002)

Per share information:
    Net (loss) per                                                 $  (0.0309)   $   (0.1166)   $   (1.0209)   $  (0.3850)

Weighted average number of
    common stock shares outstanding                                  3,394,668      1,044,923      3,394,668     1,044,120










The accompanying selected information is an integral part of the financial statements.



                                                 DEVELOPMENT BANC0RP, LTD.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                            For the Three Month and Nine Month Period Ended September 30, 1997

                                                        (Unaudited)

                                                                            Three Month           Nine Month
                                                                           September 30,         September 30,
Cash flows from operating activities:
    Net income (loss)                                                     $     (104,998)      $   (3,465,825)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
            Depreciation and amortization                                           1,800                5,400
            Unrealized (gain) loss/marketable securities                               --                2,116
            Foreign currency transaction (gain) loss                                   --                  619
        (Increase) decrease in assets:
            Other receivables                                                          --              (6,606)
            Marketable securities                                                      --               35,045
            Other current assets                                                       --      $       (4,641)
            Investments - long term securities                                         --               89,995
            Investment in affiliate                                                    --                   --
            Property/equipment/leasehold improvements                                  --                   --
            Writedown Pemp/Guychar Investments(1)                                      --            2,884,818
            Receivable Related Party                                                   --              198,983
        Increase (decrease) in liabilities:
            Checks drawn excess of bank funds                                     109,489              131,542
            Accounts payable/trade                                               (20,251)              (6,034)
            Accounts payable/affiliate                                                 --                   --
            Accrued Payroll - Officers/Directors' Fees                             30,000              210,000
            Other accrued liabilities                                               5,512                7,286
            Net cash (used) in operating activities                       $        21,552      $        82,698
    Cash flows from financing activities:
        Proceeds from issuance of common stock                                         --                   --
        Net cash provided by financing activities                         $            --      $            --

Effect of exchange rate due to changes on cash                            $      (15,463)      $     (108,227)

Increase (decrease) in cash and equivalents                               $         6,089      $      (25,229)

Cash and equivalents - beginning of period                                $         2,521      $        34,139

Cash and equivalents - end of period                                      $         8,610      $         8,610






      The accompanying selected information is an integral part of the financial statements

                                                 DEVELOPMENT BANCORP, LTD.
                                                   SELECTED INFORMATION
                   For the Nine Month Period Ended September 30, 1997 and 1996

                                                        (Unaudited)

Note 1:     Organization and Significant Accounting Policies

            Nature of Organization:

            Development Bancorp, Ltd. ("Development" or "the Company") is a holding company organized in the state of Washington for the purpose of providing international investment banking services through its majority-owned subsidiaries:
 Development Corp Services Limited
            (Ireland - 99.93% owned), and SFD Societe Financere De Distribution Geneve SA (Switzerland -
             99.3% owned).

            Basis of Presentation:

            The  accompanying   unaudited  consolidated  balance  sheets  as  of
            September 30, 1997 and the unaudited consolidated statements of operations and cash flows for the nine month periods ended September 30, 1997, include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited, SFD Societe Financiere De Distribution Geneve SA, and KSM Holding Corporation. For the nine months ended September 30, 1995, the consolidated financial statements include the accounts of Development Bancorp, Ltd. and its wholly-owned subsidiaries, Development Corp Services Limited and SFD Societe Financiere De Distribution Geneve SA. All references to "the Company" in these financial statements relate to the consolidated entity. All significant intercompany accounts and transactions are eliminated in consolidation.

            These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and its cash flows for the nine months ended September 30, 1997 and 1996. The results for the period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. This report should be read in conjunction with the Financial Statements and Notes contained in the Company's Annual Report for the year ended December 31, 1996.

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

ITEM 2.           Management's Discussion and Analysis

         Revenues for the three and nine months ended September 30, 1997 were $27,253 and $27,796, compared to $13,489 and $89,755 for the three and nine months ended September 30, 1997. 1996 revenues were derived primarily from commissions from the Company's interest in Pemp Gestion Network, which experienced a downturn in its business in calendar 1996. General and administrative expenses were significantly less in 1997. After deducting $167,834 in prior period adjustments (see Note 5) general and administrative expenses were similar to 1996 amounts, due to a reduction from the disposal of KSM Holdings, offset by expenses of investigating additional investment opportunities.

         Other income (Loss) in the three and nine months ended September 30, 1997 was significantly higher due to a writedown in the Company's investment in Pemp and its related companies. By fiscal 1997 the Company determined that it should write of $2,884,818 of its $4,016,836 investment in Pemp and its affiliates. This writedown was made because management was unable to obtain financial records of these companies to support the valuation at cost, the lack of documentation for the Company's 1996 investment in Preferred Stock of Gestion, Gychor, Inc. and the consequent inability of the Company to evaluate the future benefits of the investment in the Pemp affiliates as operating companies. The company is negotiating with the investees to document the Company's interests and to provide assurances that the amounts booked as of September 30, 1997 can be recoverable at least on a liquidation basis of the Pemp affiliates.

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


Date:     December 10, 1997                     By: /s/ Dempsey K. Mork
                                                       Dempsey K. Mork
                                         (Chief accounting and financial officer
                                                  and duly authorized officer)