Form 10KSB
period 1997-12-31
DEVELOPMENT BANCORP LTD
filed 1998-04-23
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549


                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-22934

                                               IMATEL HOLDINGS, INC.
                        (Exact name of small business issuer in its charter)


                         Washington                               93-1192971
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)

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

           State issuer's revenues for its most recent fiscal year: $0.

           The aggregate market value of the voting stock held by non-affiliates of the registrant was $14,532,748 based upon the average of the bid and asked price of the Common Stock of $4.375 as of December 31, 1997.

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 1997:

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

         On October 20, 1997, the Company entered into a Stock Purchase Agreement with International Marketing and Advertising, Inc. (IMATEL), a Florida corporation engaged in telecommunications, pursuant to which the Company was to acquire 51% of IMATEL for $500,000 cash. The acquisition was reported pursuant to Item 2 of Form 8-K dated October 20, 1997 and the Company changed its name to IMATEL Holdings, Inc. Subsequent to the acquisition, the Company became aware of a purported shareholders' agreement among the shareholders of IMATEL which prohibited the sale of shares to the Company without consent of IMATEL shareholders. The Company has accounted for the $500,000 investment as a loan and has reserved $250,000 against this receivable for costs of collection and potential impairment.

Financial Services

         In June 1993 the Company commenced its business of providing financial services with the organization of an operating subsidiary, Societe Financiere de Distribution Geneve S.A. (oSFDo). SFD operates in Geneva, Switzerland and is a Swiss financial company. In fiscal 1995 the Company organized Development Bancorp Services Limited, an Irish corporation ("Ireland"). SFD's and Ireland's activities consist primarily of financial services, including financial advisory and transactional support services. Neither Ireland nor SFD publicly solicits customer deposits and both companies employ other banks as custodian of customer cash and securities assets, and are therefore exempt from the banking regulations. Both subsidiaries deal exclusively with institutional clients in Europe. The Company's European operations are managed by Riccardo Mortara, president and chairman of the Company. Mr. Mortara has over 20 years experience in the Swiss banking industry and he is the owner and operator of Societe Financiere du Seujet, a Swiss trust & portfolio management company.

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

Merchant Banking Activities

         In September of 1993, the Company invested US$921,000 with an organization known as PEMP. PEMP is a licensed Canadian financial advisory, insurance, and fund management group based in Montreal. The Company received 120,000 Class G Shares, or 9%, of the holding company for the PEMP operations, known as Gestion PEMP, Inc., as well as a royalty to receive a portion of certain fees from the development of the PEMP network. The Class G shares are not transferable except in the event of a sale of the entire business. In 1996 and 1995 the Company received $0 and $35,017, respectively, in commissions from royalty in the PEMP Network. No proceeds have been received in 1996 or 1997 because PEMP is currently reorganizing its ownership structure and it is anticipated that the Company's royalty right will be converted into redeemable preferred shares in late 1997. The PEMP group currently has 5 offices and 6,000 customers throughout Canada.

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

Employees

         The Company has 5 employees, including its officers. The officers of the Company do not work exclusively for the Company.

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

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) Market Information

         Until October 4, 1993 the Company's common stock was traded only intermittently over-the-counter in what is commonly referred to as the "pink sheets." The Common Stock was listed without price quotations in 1992 and in 1993 through October 4, 1993. Thereafter, the Common Stock was quoted in the NASD's Electronic Bulletin Board, which reports the following high and low bid prices. These prices have been adjusted for a one-for-six stock dividend to holders of record as of November 1, 1996, payable November 15, 1996:


                                             High              Low

         Quarter Ended
         December 31, 1993
         (commencing October 5, 1993)$       6.25              $2.92

         March 31, 1994                      5.83               3.75
         June 30, 1994 5.42                  3.75
         September 30, 1994                  5.42               3.33
         December 31, 1994                   5.83               4.58
         March 31, 1995                      5.83               2.50
         June 30, 1995 4.79                  3.33
         September 30, 1995                  2.50               1.67
         December 30, 1995                   4.37               2.50
         March 31, 1996                     4.695               1.25
         June 30, 1996 2.71                   .52
         September 30, 1996                  4.45               1.95
         December 31, 1996                   6.30               4.00
         March 31, 1997                      5.75               3.25
         June 30, 1997 6.00                  4.00
         September 30, 1997                  5.25               3.25
         December 31, 1997                   5.00               2.50

         These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The Company does not believe that trading of its common stock currently is necessarily reflective of an established trading market.

         (b) Holders

         As of December 31, 1997, there were approximately 161 record holders of Company common stock. There are three holders of its Series A Preferred Stock.

         (c) Dividends

         The Company has not paid any cash dividends on its common stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future. The Series A Preferred Stock has no dividend rights and does not restrict the payment of dividends to holders of Common Stock.

Item 6.  Management's Discussions and Analysis or Plan of Operations

         The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included in this Report.

The following Summary Financial Information is derived from the financial statements of the Company.

Income Statement Data

                             Year Ended December 31,
                                                  1997          1996            1995           1994          1993           1992
Revenues                                      $      -0-   $103,243   $656,482      $42,106      $9,843        $-0-
Net Income (Loss) - Continuing
  Operations                                   (3,986,592)      (3,451)     (349,773)    (127,339)      (19,338)     (9,728)
Net Income (Loss) - Discontinued
 Operations                                      (177,850)    (520,257)       326,087
Net Income (Loss) Per Share                        (1.19)(.30)         (.35)         (.13)        (.08)         (.53)
Weighted Average
 Shares Outstanding
                                              $3,364,183     $1,747,762    $1,282,403    $ 984,090    $  233,550   $  18,424


Balance Sheet Data

                               As of December 31,
                                              1997           1996               1995           1994          1993           1992
Working capital                           $  (351,664)       $    725,475  $ 2,181,582    $ 2,097,051  $ 1,309,393  $  3,221
Long Term Debt                                     -0-                -0-       41,770            -0-          -0-       -0-

Total Assets                               5,952,981  9,476,510          4,857,460    4,308,941      3,808,696    3,221

Shareholders'
 Equity                                   $4,660,538$ 9,179,427         $3,446,447   $3,881,892     $3,032,264   $3,221

Results of Operations

         The Company's had no revenues in 1997. Gaensel and administrative expenses were $732,090, compared to $1,087,041 in fiscal 1996. The reduction was due to cost cutting measures. The majority of the loss in fiscal 1997 was attributable to the write down of investments made in prior fiscal years, but also includes $250,000 written off in connection with an investment in Imatel, a Florida telecommunications company.

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

Item 7.  Financial Statements and Supplementary Data

         Financial Statements

         The following financial statements are included herein:

                  Independent Auditors' Report
                  Consolidated Balance Sheet at December 31, 1997
                  Consolidated Statement of Operations for the years ended December 31, 1997 and 1996 Consolidated Statement of Shareholders' Equity Consolidated Statement of Cash Flows for the years ended December 31, 1997 and 1996 Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company's former independent accountant Silverman, Olson, Thorvilson & Kaufmann Ltd. ("Silverman") resigned from that capacity on December 6, 1997. The report by Silverman on the financial statements of the Company dated June 6, 1997, including balance sheets as of December 31, 1996 and 1995 and the statements of operations, cash flows and statement of stockholders' equity for the years ended December 31, 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On January 27, 1998 the Company engaged Cordovano & Howey, PC., as its new independent accountant.

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

         Riccardo Mortara           President and Director
         Dempsey K. Mork        Chief Financial Officer, Secretary and Director

Riccardo Mortara

         Riccardo Mortara, age 50, has been President and a Director of the Company since June 1993. Mr. Mortara is the managing director of Societe Financiere du Seujet, Geneva, Switzerland, a company which provides portfolio management and financial services to banks, corporations, and high net-worth individuals primarily in Europe. Between the years of 1984 and 1991, Mr. Mortara was a director of a Geneva private portfolio management company in which he still is a co-owner. Mr. Mortara currently serves on the boards of five financial services companies.

Dempsey K. Mork

         Dempsey K. Mork, age 55, has been the Secretary/Treasurer and a Director of the Company since December
1992 and was President from December 1992 to June 1993.    Mr. Mork is also
president and a director of A.G.
Holdings, Inc., Gaensel Gold Mines, Inc. and Magellan Capital Corporation.
  Mr. Mork's background includes
consulting experience in international transactional work.


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


                                            Summary Compensation Table
===================================================================================================================================
                             ANNUAL COMPENSATION                                                         LONG TERM COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------------
          Name and                                                        Other Annual                                         All
     Principal Position           Year         Salary          Bonus      Compensation                 Awards     Payouts     Other
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Restricted   Options/  LTIP
                                                                                               Stock ($)    SARs(#)  Payouts ($)
------------------------------------------------------------------------------------------------------------------------------------
Riccardo Mortara
President and Director         1997(1)                     0              60,000               0            0           0       0
                               1996(1)                     0              60,000               0            0           0
                               1995(1)                     0              60,000               0            0           0       0
------------------------------------------------------------------------------------------------------------------------------------
Dempsey K. Mork                1997(1)                     0              60,000               0            0           0       0
Chief Financial Officer        1996(1)                     0              60,000               0            0           0       0
Secretary and Director         1995(1)                     0              60,000               0            0           0       0
===================================================================================================================================

(1) The above table does not include fringe benefits since such amount is less than $25,000 for each person, and does not include 20,000 shares of restricted stock awarded to each of the named persons for services in fiscal 1994. All amounts for 1996 and 1997 have been accrued but unpaid. The Board of Directors awarded $120,000 to Messrs. Mork and Mortara for services in fiscal 1995 but the Company has not paid to Mr. Mork the $60,000. The Company issued 29,165 shares to Mr. Mortara for such amount.

Options Granted in Fiscal 1996

     There were no options granted in fiscal 1997.

Option Exercises and Year-end Value Table

    The following table contains information concerning the exercise of stock options and employment related options and information in unexercised stock options held as of December 31, 1997 by the named executive officers:

                                                                                             Value of Unexercised
                                                                                             In-the-Money Options
                                                            Number of Unexercised                     at
                             Shares                           Options & Warrants                December 31, 1997
                           Acquired on       Value
                            Exercise       Realized(1)   Exercisable     NonExercisable          Exercisable(2)
Riccardo Mortara                -0-        $     -0-         97,417                0              $     223,572
Dempsey K. Mork                 -0-        $     -0-         97,417                0              $     223,572

(1)      Market Value at time of exercise less exercise price.
(2) The average of the closing bid and ask prices of the Common Stock at December 30, 1996 was $4.375.
         Value equals the difference between market value and exercise price.

         In fiscal 1994, the Company issued 23,333 shares to each of Messrs. Mork and Mortara for services rendered. The shares were valued at $1.83 per share, and the number of shares was not based upon the hours of services to the Company. In April 1994 the Company issued options to purchase 233,334 Shares at $2.50 per share, exercisable until April, 2004, including 97,417 options to each of Messrs. Mork and Mortara. The options were not issued under the 1993 Plan.

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

         Compliance with Section 16

         Not Applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Principal Shareholders. The following table sets forth information relating to the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the
Company  capital  stock,   based  on   3,394,668  common  shares
outstanding and 1,500 Class A Preferred Shares outstanding at December 31, 1997.

                                            Name and Address                      Amount and Nature
                                              of Beneficial                         of Beneficial                Percent
  Title of Class                                Ownership                             Ownership                 of Class

Common Stock                             Dempsey K. Mork(2)                           137,585                       4.1%
                                         74900 Highway 111
                                         Suite 121
                                         Indian Wells, CA 92210

                                         Riccardo Mortara(3)                          130,145                       3.8%
                                         14 Quai du Seujet
                                         CH-1201 Geneva
                                         Switzerland


Series A
  Preferred
  Stock(1)                               Dempsey K. Mork                                  500                      33.3%
                                         74900 Highway 111
                                         Suite 121
                                         Indian Wells, CA 92210


                                         Riccardo Mortara                                 500                      33.3%
                                         14 Quai du Seujet
                                         CH-1201 Geneva
                                         Switzerland

                                         Parley International, Inc.(4)                    500                      33.3%

All directors and officers and
as a Group (3 persons)

Common Stock                                                                          267,730                       7.9%
Series A Preferred Stock                                                                1,500                       100%


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

Item 13. (a) Exhibits



    Exhibit No.            Document Description



      2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

           2.1. Share Purchase Agreement between KSM Financial Holdings and the Company.(3)

           2.2   Recision Agreement with respect to the transaction described in
Exhibit 2.1(4)

      3.   Articles of Incorporation and Bylaws

           3.1             Articles of Incorporation, (1)
           3.2             Bylaws (1)
           3.3 Amendment to Articles of Incorporation changing name to
                           Development Bancorp, Ltd.(1)
           3.4             Amendment to Articles of Incorporation authorizing
Series A
                           Preferred Stock as revised. (5)
           3.5 Certificate of Designation for Series B Convertible Preferred Stock(2)
           3.6 Amendment to Articles of Incorporation changing name to IMATEL Holdings, Inc.(6)

23.   Consents of Auditors.

      23.1 Consent of Cordovano & Company P.C.(6)

21. Subsidiaries. The Company's subsidiary, Societe Financiere de Distribution, Geneva, SA is incorporated in
Switzerland.  The subsidiary Development Corp. Services Limited is incorporated in Ireland; KSM Holding
Corporation is incorporated in Minnesota; and Global Financial Group, a subsidiary of KSM Holding Corporation, is a Colorado corporation.

--------------------------------

(1) Incorporated by reference to the Company's registration statement on Form 10-SB, file no. 0-22934.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
      1995.
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 1995.
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated November 1, 1996.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
      1996.
(6)   Filed herewith.

           (b) Reports on Form 8-K

      On October 20, 1997, the Company entered into a Stock Purchase Agreement with International Marketing and Advertising, Inc. (IMATEL), a Florida corporation engaged in telecommunications, pursuant to which the Company was to acquire 51% of IMATEL for $500,000 cash. The acquisition was reported pursuant to Item 2 of Form 8-K dated October 20, 1997 and the Company changed its name to IMATEL Holdings, Inc. Subsequent to the acquisition, the Company became aware of a purported shareholders' agreement among the shareholders of IMATEL which prohibited the sale of shares to the Company without consent of IMATEL shareholders. The Company has accounted for the $500,000 investment as a loan and has reserved $250,000 against this receivable for costs of collection and potential impairment.




                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    April 13, 1998                                 IMATEL HOLDINGS, INC.



                                                    By:/s/ Dempsey K. Mork
                                                       Dempsey K. Mork
                                                        Secretary/Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 13, 1998.



By:/s/ Riccardo Mortara
   Riccardo Mortara
   President (principal executive officer) and Director



By:/s/ Dempsey K. Mork
   Dempsey K. Mork
   Secretary/Treasurer (principal accounting and financial officer)
   and Director



                                                       IMATEL HOLDINGS, INC.
                                                (FORMERLY DEVELOPMENT BANCORP, LTD.)

                                             Index to Consolidated Financial Statements

                                           As of and for the year ended December 31, 1997

                                                                                                                             Page


Independent auditors' report  ..                                                                                              F-2

Consolidated balance sheet ..                                                                                                 F-3

Consolidated statement of operations .                                                                                        F-4

Consolidated statement of shareholders' equity ...                                                                            F-5

Consolidated statement of cash flows                                                                                          F-6

Summary of significant accounting policies ...                                                                                F-7

Notes to consolidated financial statements .                                                                                  F-9





To the Board of Directors
Imatel Holdings, Inc.

                                                    INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheet of Imatel Holdings, Inc. (formerly Development Bancorp, Ltd.) and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imatel Holdings, Inc. and subsidiaries, as of December 31, 1997 and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.





Cordovano and Harvey, P.C.
Denver, Colorado
March 5, 1998



                                                       IMATEL HOLDINGS, INC.
                                                (FORMERLY DEVELOPMENT BANCORP, LTD.)

                                                     Consolidated Balance Sheet

                                                         December 31, 1997

                                                               ASSETS

CURRENT ASSETS
   Cash                                                                                                         $         8,596
 .
   Interest receivable                                                                                                   13,275
 ....
   Other receivable (Note H) ..                                                                                         250,000
   Loan receivable, related party (Note B)                                                                              295,862
 .
   Marketable securities (Note A)                                                                                       371,046

                                                                                     TOTAL CURRENT ASSETS               938,779

INVESTMENTS, NET (Note C)                                                                                             4,971,962
 ..
PROPERTY AND EQUIPMENT, less $19,360 of
   accumulated depreciation (Note D)                                                                                     29,414

ORGANIZATION COSTS, less $11,602 of
   accumulated amortization                                                                                               5,859

OTHER ASSETS                                                                                                              6,967
 ..
                                                                                             TOTAL ASSETS          $  5,952,981


                                            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Checks drawn in excess of available funds (Note H)..                                                     $     935,572

   Accounts payable                                                                                                38,412
 ......
   Accrued payroll taxes                                                                                            459
 ...
   Other accrued liabilities (Note H)                                                                             316,000

                                                                                TOTAL CURRENT LIABILITIES        1,290,443


                                            MINORITY INTEREST                                                       2,000
                                                    .

SHAREHOLDERS' EQUITY (Note E)
   Preferred stock, no par value, 1,000,000 shares authorized,
      1,500 shares issued and outstanding ..                                                                       1,500

   Common stock, no par value, 50,000,000 shares
      Authorized, 3,394,668 shares issued and outstanding .                                                     12,252,597
   Cumulative translation adjustment ...                                                                         (193,082)

   Retained deficit                                                                                             (7,400,477)

                                                                               TOTAL SHAREHOLDERS' EQUITY        4,660,538
                                                                                                                $ 5,952,981

               See accompanying summary of significant accounting policies and notes to the consolidated financial statements
                                                                F-3

                                                     IMATEL HOLDINGS, INC.
                                                (FORMERLY DEVELOPMENT BANCORP, LTD.)

                                                Consolidated Statement of Operations

                                                For the year ended December 31, 1997

EXPENSES
General and administrative expense                                                                          $     732,090
 .
 LOSS FROM OPERATIONS                                                                                            (732,090)
OTHER INCOME (EXPENSE)
   Interest income                                                                                                 40,976
 ..
   Interest expense                                                                                               (52,300)

   Foreign currency transaction loss (Note F)                                                                     (31,007)
 ..
   Loss on sale of marketable securities                                                                          (10,522)
 ...
   Loss on write-down of other receivable (Note                                                                  (250,000)
H)..
   Loss on write-down of investments (Note C)                                                                   (2,865,401)

                                                                             TOTAL OTHER INCOME (EXPENSE)       (3,168,254)
                                                                          LOSS FROM CONTINUING OPERATIONS       (3,900,344)
INCOME TAXES (Note G)
   Current benefit                                                                                               (738,232)

   Deferred                                                                                                       824,480
expense...
                                                                      NET LOSS FROM CONTINUING OPERATIONS       (3,986,592)

DISCONTINUED OPERATIONS (Note J)
   Loss on disposal of discontinued operations,
   net of $86,248  income tax                                                                                    (177,850)
benefit..
                                                                  TOTAL LOSS FROM DISCONTINUED OPERATIONS        (177,850)
                                                                                                 NET LOSS   $(4,164,442)

Basic loss per common share, continuing operations                                                               $ (1.19)

Basic loss per common share, discontinued operations                                                             $ (0.05)

Basic weighted average common shares outstanding                                                                 3,364,183
 ...

Diluted loss per common share, continuing operations                                                             $ (1.11)
 ..
Diluted loss per common share, discontinued operations                                                           $ (0.05)

Diluted weighted average common shares outstanding                                                               3,597,517
 .











       See accompanying summary of significant accounting policies and notes to the consolidated financial statements
                                                                F-4




                                                       IMATEL HOLDINGS, INC.
                                                (FORMERLY DEVELOPMENT BANCORP, LTD.)

                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                   For the year December 31, 1997

                                     Preferred Stock    Common Stock               Retained       Translation
                                     Shares    Amount   Shares Amount              Deficit         Adjustment            Total
BALANCE, DECEMBER 31, 1996           1,000   1,000   3,341,940 12,131,685          (3,110,258)        155,000            9,177,427

Prior period adjustment (Note E)         -       -            -         -            (125,777)              -             (125,777)
 ...
BALANCE, DECEMBER 31, 1996
 (as restated)                        1,000   1,000  3,341,940 12,131,685          (3,236,035)        155,000            9,051,650

Shares issued for services                -       -     30,000     30,000                   -               -               30,000
 .

Shares issued to officer in
 exchange for expenses
 paid on behalf of the Company (Note B)    -      -     22,728      90,912                    -                    -        90,912
 .
Shares issued to related party for
services
                                         500     500                                                                           500


   currency translation ..                 -       -         -           -      -              -           (348,082)      (348,082)
 ..

Net loss for the year ended
  December 31,                             -       -         -           -       -    (4,164,442)                  -    (4,164,442)
1997
    BALANCE, DECEMBER 31, 1997         1,500  $1,500  3,394,668$12,252,597          $ (7,400,477)     $    (193,082)  $  4,660,538






See accompanying summary of significant accounting policies and notes to the consolidated financial statements.
                                                                F-5



                                                       IMATEL HOLDINGS, INC.
                                                (FORMERLY DEVELOPMENT BANCORP, LTD.)

                                                Consolidated Statement of Cash Flows

                                                For the year ended December 31, 1997

OPERATING ACTIVITIES
   Net loss                                                                                                 $(4,164,442)
 ..

   Transactions not requiring cash:
      Depreciation and amortization                                                                               4,927

      Stock issued for non-cash consideration (Note                                                             121,412
B)...
      Realized loss on sale of marketable securities                                                              10,522

      Foreign currency transaction loss                                                                           29,941
 ..
      Prior period adjustment (Note E)                                                                          (125,777)

      Loss on write-down of other receivable (Note                                                               250,000
H).
      Loss on write-down of investments (Note C)                                                                2,865,401

      Loss from discontinued operations (Note J)                                                                 264,098
 .

  Changes in current assets and current liabilities:
      Receivables, marketable securities, and other current assets                                                73,599
 ..
     Accounts payable, accrued liabilities and other current liabilities                                         992,858
 ..
                              NET CASH PROVIDED BY
                          OPERATING ACTIVITIES 322,539

                                                                       NET CASH FROM INVESTING ACTIVITES            -

                                                                      NET CASH FROM FINANCING ACTIVITIES            -

TRANSLATION ADJUSTMENT CHANGES TO CASH                                                                          (348,082)
 ....
DECREASE IN CASH                                                                                                 (25,543)
 .
Cash, beginning of year                                                                                           34,139
 .
CASH, END OF YEAR                                                                                          $         8,596



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                                                     $        52,300
 ..
Cash paid for income taxes                                                                                 $             800



Non-cash investing and financing transactions:
The Company recorded $2,153 of non-cash foreign currency exchange gain on marketable securities.

The Company issued 30,000 shares of its common stock as payment for services. The fair value of the services performed totaled $30,000. See Note B.

The Company issued 22,728 shares of its common stock at market, to an officer of the Company in exchange for $90,912 in expenses the officer paid on behalf of the Company. See Note B.

The Company issued 500 shares of its preferred stock as payment for services to an affiliate.  The services
were valued at $500.  See Note B.
               See accompanying summary of significant accounting policies and notes to the consolidated financial statements
                                                                F-6
                                        IMATEL HOLDINGS, INC.
                                    (FORMERLY DEVELOPMENT BANCORP, LTD.)

                           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                                         December 31, 1997

Nature of organization
Imatel Holdings, Inc. (the "Company") is a holding company organized in the state of Washington for the purpose of providing international investment banking services through its majority-owned subsidiaries: Development Corp
Services Limited (Ireland - 99.93% owned) and SFD Societe Financiere De Distribution Geneve SA (Switzerland - 99.3% owned). During 1997 the Company had no operations and is currently seeking to acquire an operating company.

On November 24, 1997, the Company changed its name from Development Bancorp,
 Ltd. to Imatel Holdings, Inc.

Basis of consolidation
The consolidated financial statements include the accounts of Imatel Holdings, Inc. and its majority- owned subsidiaries, Development Corp Services Limited and SFD Societe Financiere De Distribution Geneve SA.

Use of estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents
For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Marketable securities
Marketable securities consist of various equity and debt securities and are stated at current market value. All equity securities are considered "trading" securities and all debt securities are considered "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, unrealized gains and losses on equity securities are reflected in operations, and unrealized gains and losses on debt securities are charged to "cumulative translation adjustment" on the accompanying consolidated balance sheet.

Market value is determined by quoted market prices as of the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

Investments
Investments consist of various equity ownership interests in privately-held corporations or partnerships. Investments are stated at cost, as adjusted for foreign currency translation gains or losses, if any.

Property and equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated five to seven year useful lives of the assets. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.




                                                                F-7
                                          IMATEL HOLDINGS, INC.
                                 (FORMERLY DEVELOPMENT BANCORP, LTD.)

                        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                                         December 31, 1997

Intangible assets
Intangible assets consist of organization costs, which are amortized over 60 months.

Income taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Concentrations of Credit risk
The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits or are in foreign banks.

Stock-based compensation
The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Accordingly, stock option awards are considered to be "noncompensatory" and do not result in the recognition of compensation expense. See Note H.

New accounting pronouncement
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting principles Board Opinion No. 15, Earnings Per Share. SFAS 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. SFAS 128 is effective for the Company in 1997.















                                                                F-8
                                                       IMATEL HOLDINGS, INC.
                                    (FORMERLY DEVELOPMENT BANCORP, LTD.)

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         December 31, 1997

Note A:  Marketable securities

Marketable securities consisted of the following at December 31, 1997:
                                                                                                          Estimated
                                                                                Cost                     Market Value
Equity securities .                                                        $             976            $
                                                                                                                      976

Debt securities                                                                      403,994                      370,070
                                                                              $      404,970            $         371,046

Unrealized (loss) included in marketable securities at December 31, 1997 was $33,924.

At December 31, 1997 the maturities of debt securities, at estimated market value, which are classified as available-for-sale are as follows:

Within one year                                     $                -
 ...
One through five years ..                                       370,070
                                                         $      370,070


Note B:  Related party transactions

During the year ended December 31, 1997, the Company issued 30,000 shares of common stock to officers in exchange for services rendered on behalf of the Company. The services were valued at cost. Further, the Company issued 22,728 common shares, at market value on date of issuance, to an officer of the Company as payment for expenses the officer paid on behalf of the Company. The Company also issued 500 shares of preferred stock to an affiliate for services rendered on behalf of the Company.

Note C:  Investments

Investments consisted of the following at December 31, 1997:

7,345 shares of Societe Financiere Privee                        $   4,082,359
 ....

4,650,000 redeemable preferred shares of
  Gestion Guychar, Inc, net of $2,000,0000 allowance                    889,603

Investment in Gestion Pemp Network (Canada)
   net of $573,458 allowance ..                                               -

120,000 shares of Gestion Pemp, Inc. (Canada)
   net of $242,877 allowance ...                                              -
                                             TOTAL INVESTMENTS      $ 4,971,962


Societe Financiere Privee
The Company owns 1,140 preferred shares and 6,205 common shares representing an approximate three percent ownership interest in the Swiss corporation. Unrealized loss on foreign currency translation from Swiss francs to U.S. dollars at December 31, 1997 was $65,934 and has been recorded as a component of shareholders' equity as cumulative translation adjustment.


                                                                F-9
                                                       IMATEL HOLDINGS, INC.
                                          (FORMERLY DEVELOPMENT BANCORP, LTD.)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         December 31, 1997
Note C:  Investments, concluded

Gestion Guychar, Inc.
The Company owns 4,650,000 redeemable preferred shares that are non-voting, non-participating, and non-transferable. They are to be redeemed at a price of one Canadian dollar per share plus annual cumulative dividends payable on October 1 of each year at variable interest rates ranging from 3.5 to 4.0 percent. The shares are redeemable as follows:

October 1, 2001                                                            1,250,000
 .....
October 1, 2002 .                                                          1,300,000
October 1, 2003 .                                                          2,100,000
                                                                           4,650,000


During 1997 Gestion Guychar, Inc. experienced a significant liquidity crisis and consequently, the Company
did not receive its annual dividend payment. In management's opinion, the decline in the value of the investment in Gestion Guychar, Inc. is permanent. Therefore the Company has recorded an allowance of
             $2,000,000 to write down the investment to a new cost basis. The amount of the write down is accounted for as a realized loss and accordingly, included in the statement of operations. Prior to the write-down, the investment experienced a decline in value of $242,409 due to foreign currency exchange rate declines.

Gestion Pemp Network and Gestion Pemp, Inc.
The Company owns an investment, in the form of a loan to Gestion Pemp Network. The Pemp companies, including Gestion Pemp Network and Gestion Pemp, Inc. recently integrated with Polygone Financial Services Inc. The decline in value of $48,108 in 1997 was due to foreign currency exchange rate declines. Due to significant changes in the operations, which management believes has caused a significant decline in value, the Company has written off its investment. The impairment of $573,458 is included in the statement of operations.

In addition, the Company owns 120,000 common shares of Gestion Pemp, Inc. The common stock represents an approximate eight percent ownership interest in Gestion Pemp, Inc. which was recently integrated with Polygone. The decline in value of $20,375 in 1997 was due to foreign currency exchange rate declines. Due to significant changes in the operations, which management believes has caused a significant decline in value, the Company has written off its investment. The impairment of $242,877 is included in the statement of operations.

Note D:  Property and equipment

Property and equipment consisted of the following at December 31, 1997:

Furniture .                                                           $        34,913
Equipment ..                                                                  8,625
Leasehold improvements ....                                                   5,236
                                                                             48,774
Less accumulated depreciation ..                                            (19,360)
                                        PROPERTY AND EQUIPMENT, NET   $        29,414


Depreciation expense totaled $9,415 for the year ended December 31, 1997.
                                                                F-10
                                                       IMATEL HOLDINGS, INC.
                                           (FORMERLY DEVELOPMENT BANCORP, LTD.)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         December 31, 1997

Note E:  Shareholders' equity

Preferred stock
The Company has authorized an aggregate of 1,000,000 shares of no par preferred stock as follows:

               Class A Preferred Stock
               The Company has designated 1,500 shares of no par value Class A preferred stock. Class A shareholders are not entitled to receive dividends. During 1997, 500 shares were issued to an affiliate for services, valued at $500. At December 31, 1997 there were 1,500 shares issued and outstanding.

               Class B Convertible Preferred Stock
               The Company has designated 110,000 shares of no par value convertible Class B preferred stock. Class B shareholders are entitled to receive dividends in a manner similar to common shareholders when declared by the board of directors. Each Class B share is convertible into one share of common stock, at the option of the shareholder, provided that the market price for the Company's common stock is at or above $4.50 per share. At December 31, 1997 there were no shares issued and outstanding.

Prior period adjustment
During the year ended December 31, 1997, the Company expensed $125,777 in officers' salaries, which were related to salaries earned in 1996. As a result, the retained deficit balance at December 31, 1996 was increased by $125,777.

Note F:  Foreign currency transaction gain (loss)

Foreign currency transaction gains and losses result from a change in exchange rates between the functional currency of the Company and the currency in which a foreign transaction is denominated. These gains or losses are comprised of actual currency gains or losses realized upon settlement of foreign currency transactions and expected (unrealized) currency gains or losses on unsettled foreign currency transactions.

The foreign currency transaction loss for the year ended December 31, 1997 was $31,007.

Note G:  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the year ended December 31, 1997:

U.S. statutory federal rate                                       34.0%
 ...

State income tax rate ..                                          9.3%
Temporary differences -writedown of investments                 (23.5%)
Net operating loss for which no tax benefit
   Is currently available                                       (19.8%)
 .
                                                                    -%



                                                                F-11
                                                       IMATEL HOLDINGS, INC.
                                           (FORMERLY DEVELOPMENT BANCORP, LTD.)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         December 31, 1997

Note G:  Income taxes concluded

At December 31, 1997 deferred taxes consisted of the following:


Deferred tax assets,

   Net operating loss carryforward ..                          $     824,480
Less valuation allowance                                            (824,480)
 .
   Net deferred taxes .                                    $               -


The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 1997 totaled $748,480. The net operating loss carryforward expires through the year 2012.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Note H:  Commitments and contingencies

Bank line of credit
At December 31, 1997, the Company had two Swiss Franc ("SFr") lines of credit available at Societe Financiere Privee SA, in the amounts of SFr 1,120,000 and SFr 350,000, approximately US$767,123 and US$239,726 respectively. As of December 31, 1997, there were no amounts outstanding under either line of credit. The SFr 1,120,000 line expires November 27, 1999 and the SFr 350,000 line expires December 31, 1998.

Checks drawn in excess of available funds
The Company's subsidiaries maintains investments with a Swiss trustee, which has deposited the investments in accounts held at Societe Financiere Privee SA ('SFP"). The trustee is an affiliated entity owned by the president and director of the Company. From time to time, funds are transferred from the subsidiaries to the parent, creating an excess of available funds. Available funds consist of fiduciary deposits as required by SFP. Further, SFP reserves the right to offset any uncollected amounts by any positive balances of all accounts. Further SFP has a lien over all securities under its custody and a right of offset against such securities for any unpaid claims.

Stock option plan
At December 31, 1997, an aggregate of 800,000 shares of common stock was reserved for issuance under the Company's 1993 stock option plan. Pursuant to the plan, the board of directors may grant options to employees, officers, directors, or others at their discretion. As of December 31, 1997, no options had been granted under the plan.

Other stock options
As of December 31, 1997, an aggregate of 233,334 shares of common stock were reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 233,334 shares of common stock (of which 194,834 were to Company officers) at $2.50 per share. The options expire in April 2004. These option were not issued under the Company's 1993 stock option plan.
                                                                F-12
                                                       IMATEL HOLDINGS, INC.
                                         (FORMERLY DEVELOPMENT BANCORP, LTD.)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         December 31, 1997

Note H:  Commitments and contingencies concluded

Accrued officers' salaries
The board approved payment to two officers for salaries in 1996 and 1997 totalling $300,000, payable in common stock of the Company based on the market value at time of issuance. At December 31, 1997 no amounts have been paid nor has any common stock been issued in satisfaction of this commitment.

Operating lease
The Company leases its corporate offices under a noncancellable lease. Future minimum lease payments are as follows for the years ended December 31:

1998 ..                                                   $            43,965
1999 ..                                                                 3,994
                                                          $            47,959


 Rent Expense
for the year ended December 31, 1997 totaled $47,066.


 Other receivable
On October 20, 1997, the Company entered into an agreement with International Marketing and Advertising, Inc., ("IMA") a Florida corporation engaged in the telecommunications business, in which the Company would purchase 51% of the outstanding common stock of IMA for $500,000 cash, contingent upon IMA shareholder approval. The Company was notified that the shareholders voted against the merger therefore the Company is pursuing return of the $500,000 paid as an advance on the acquisition of IMA. At December 31, 1997, the Company recorded an allowance against the $500,000 receivable for $250,000, leaving a net realizable value of $250,000. The advance is unsecured, however management expects a favorable outcome in its collection of the receivable

Note I:  Industry and geographical segment reporting

As of and for the year ended December 31, 1997 the Company operated and had assets in the United States and Europe as follows:

LOSS FROM OPERATIONS

   United States ..                                      $        (688,339)
   Europe .                                                        (43,752)
                            TOTAL LOSS FROM OPERATIONS   $        (732,091)


IDENTIFIABLE ASSETS

   United States                                       $         590,839

   Europe ..                                                   5,362,142
TOTAL IDENTIFIABLE ASSETS                               $      5,952,981







                                                                F-13
                                                       IMATEL HOLDINGS, INC.
                                          (FORMERLY DEVELOPMENT BANCORP, LTD.)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         December 31, 1997

Note J:  Discontinued operations

During the year ended December 31, 1997, the Company incurred expenses totaling $14,098 regarding the disposal of discontinued operations. The discontinued operations related to the acquisition of KSM Holding Corporation in 1995 that was subsequently rescinded in 1996. Further, under the terms of the rescission, the Company recorded a $250,000 contract receivable due from KSM. During 1997, management deemed the receivable as uncollectible and wrote it off. These transactions resulted in a $264,098 loss from the disposal of discontinued operations for the year ended December 31, 1997.







































                                                                F-14




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
