Form 10QSB
period 1998-03-31
DEVELOPMENT BANCORP LTD
filed 1998-06-16
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549
                                                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

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
(State or other Jurisdiction of                              I.R.S. Employer
Incorporation or Organization                             Identification Number)


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

                                                   Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                   3,370,108
Title of Class                                      Number of Shares outstanding
                                                          at March 31, 1998
No exhibits included.



                                                   IMATEL HOLDINGS, INC.

                                                CONSOLIDATED BALANCE SHEET

                                                                              March 31,             December 31,
                                                                                1998                    1997
     ASSETS
Current assets:
     Cash                                                                  $          3,059      $          8,596
     Interest receivable                                                              1,067                13,275
     Other receivable (Note 2)                                                      317,500               250,000
     Loan Receivable Related Party                                                  295,862               295,862
     Marketable Securities (Note 3)                                                     974               371,046
           Total current assets                                                     618,462               938,779


INVESTMENTS, Net (Note 1)                                                         4,971,962             4,971,962
PROPERTY & EQUIPMENT, less Accum. Deprec.
     $21,760 & $19,360 respectively                                                  23,994                29,414
ORGANIZATION COSTS, less Accum. Deprec.
     $12,502 & $11,602 respectively                                                   4,959                 5,859
OTHER ASSETS                                                                          6,967                 6,967
           Total assets                                                   $       5,626,344      $      5,952,981

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Checks drawn excess of bank funds (Note 5)                           $         564,279      $        935,572
     Accounts payable                                                                27,412                38,412
     Accrued payroll taxes                                                            3,205                   459
     Other accrued liabilities (Note 7)                                             352,539               316,000
     Deferred Dividend Income (Note 2)                                               45,267                     0
           Total Current Liabilities                                      $         992,702      $      1,290,443

MINORITY INTEREST                                                                     2,000                 2,000



Shareholders' equity:
     Preferred Stock, no par value; 1,000,000
           shares authorized, 1,500 shares issued
           and outstanding                                                            1,500                 1,500
     Common Stock, no par value; 50,000,000
           shares authorized; 3,370,168 shares
           issued and outstanding (both periods)                                 12,252,597            12,252,597
     Cumulative translation adjustment (Note 4)                                   (130,421)             (193,082)
     Retained (deficit)                                                         (7,492,034)           (7,400,477)
           Total shareholders' equity                                             4,633,642             4,660,538
           Total Liabilities and Equity                                   $       5,626,344      $      5,952,981

      The accompanying notes are an integral part of these financial statements

                                                             2



                                                   IMATEL HOLDINGS, INC.

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                    For the Three Months Ended March 31, 1998 and 1997

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                1998                    1997
Revenues:
     Commissions and consulting fees                                      $              --      $             --
     Dividend Income (Note 2)                                                        22,233                    --

           Total revenues                                                 $          22,233      $             --

General and administrative expense (Note 8)                               $          97,471      $        312,788
INCOME (LOSS) FROM OPERATIONS                                                      (75,238)             (312,788)


Other income (expense):
     Unrealized (loss) marketable securities                                             --               (2,116)
     Interest income                                                                 11,028                13,980
     Interest Expense (Note 6)                                                     (27,347)              (22,100)
     Writedown of Investments (Note 1)                                                   --           (2,884,818)
     Foreign currency transaction gain (loss)                                            --                 (619)
           Total Other (Expense)                                                   (16,319)           (2,895,673)
Gain (loss) from Continuing operations                                             (91,557)           (3,208,461)
Gain (loss) from Discontinued operations                                                  0              (14,098)
     Net income (loss)                                                    $        (91,557)      $    (3,222,559)

Per share information:
     Basic (loss) per common share:
           Continuing operations                                          $           (.27)      $          (.95)


           Discontinued operations                                        $           (.00)      $          (Nil)


     Basic Weighted average number of
           common stock shares outstanding                                        3,370,168             3,394,668

     Diluted (loss) per common share:
           Continuing operations                                          $           (.25)      $          (.94)
           Discontinued operations                                        $           (.00)      $          (Nil)
     Diluted weighted average number of
           common stock shares outstanding                                        3,603,502             3,628,002







      The accompanying notes are an integral part of these financial statements

                                                             3




                                                   IMATEL HOLDINGS, INC.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                 For the Three Month Periods Ended March 31, 1998 and 1997

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                1998                    1997
Cash flows from operating activities:
     Net income (loss)                                                    $        (91,557)      $    (3,222,559)
     Transactions not requiring cash:
           Depreciation and amortization                                              3,300                 1,800
           Unrealized (gain) loss/marketable securities                                  --                 2,116
           Foreign currency transaction (gain) loss                                      --                   619
           Writedown Pemp/Gestion Guychar, Inc.
            investments (Note 1)                                                         --             2,884,818
           Writedown Marketable Securities                                               --               109,381
Changes in current assets and current liabilities:
     Receivable, marketable securities and other
           current assets (Increases)/Decreases (Note 3)                            314,780              (11,152)
     Check drawn excess bank funds, accounts payable,
           accrued liabilities, other current liabilities
           (Decreases)/Increases                                                  (297,741)               280,574



NET CASH (USED) PROVIDED BY
     OPERATING ACTIVITIES                                                          (71,218)                45,597


INVESTING ACTIVITIES
     Changes in loan and contract receivable
           related party, net                                                            --                    --

     Sale (purchase) of property and equipment                                        3,020                    --


NET CASH (USED) PROVIDED IN
     INVESTING ACTIVITIES                                                             3,020                    --


FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                              --                    --


TRANSLATION (INCREASE) ADJUSTMENT
     CHANGES TO CASH (Note 4)                                                        62,661              (75,835)



INCREASE (DECREASE) IN CASH                                                         (5,537)              (30,238)



CASH, BEGINNING OF PERIOD                                                             8,596                34,139



CASH, END OF YEAR                                                         $           3,059      $          3,901



       The accompanying notes are an integral part of these financial statements

                                                             4

                                                IMATEL HOLDINGS, INC.

                                           CONSOLIDATED FINANCIAL NOTES

                                      PERIOD ENDING THREE MONTHS MARCH 31, 1998

General

         The condensed consolidated financial statements of Imatel Holdings, Inc., (formerly Development Bancorp, Ltd.) included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Imatel Holdings, Inc., believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 1998 should be read in conjunction with the financial statements and notes thereto included in this report and Imatel Holdings, Inc.'s annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

         The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

Note 1 - Prior year quarter ending March 31, 1997 has been restated to incorporate the Pemp/Gestion Guychar, Inc. writedown of $2,884,818 which was adjusted at the fiscal year end December 31, 1997 audit to $2,816,335, reflecting a net investment amount of $889,603 at December 31, 1997, and $4,082,359 in SFP Bank Stocks (recorded at cost).

Note 2 - The applicable accounts include an accrual of a 100,000 (Canadian Dollars) Dividend Receivable from Pemp/Guychar, Inc. for the period ending October 1, 1998 which has been converted to $67,500 (US Dollars) based on the March 31, 1998 foreign currency rates. The $67,500 will be taken into income over the first 3 quarters of 1998 at $22,233 per quarter.

Note 3 - Marketable (Debt) Securities consisting of Foreign Bonds held by Imatel's Geneva Operations were sold during the 1st quarter of 1998 amounting to $370,072 (U.S. Dollars). The remaining portion in this category represents a $974 balance left in a Money Market Account at Imatel's U.S. Operations. There is no P&L financial impact other than a $30,000 reduction in the Balance Sheet Cumulative Translation Account.

Note 4 - The Balance Sheet Cumulative Translation/Remeasurement Account reflected a 1st quarter total reduction of approximately $63,000 (US Dollars), $30,000 of which has been covered in Note 3 (above). The other major item was a $16,000 reduction covering the sale (at maturity) of a 380,000 (Australian Dollars) Fiduciary Investment (Money Market). The remaining $17,000 reduction was due to the decline in the Swiss Franc.

Note 5 - Checks drawn in excess of bank funds (overdraft on foreign bank accounts at the Imatel Geneva Operations) was reduced by $371,293 due to the liquidation/sale of Marketable Securities (Note 3).

Note 6 - Interest expense (for both 1998 and 1997 1st quarter) is attributable to the Bank Service Charges (Interest and Fees) on the foreign bank accounts overdraft at Geneva.
                  The accompanying selected information is an integral part of the financial statements.

Note 7 - Other accrued liabilities increased by approximately $37,000; quarterly accrual of Officers/Directors salary for $30,000 and $4,000 for fiscal 1998 year end audit fees.

Note 8 - 1st quarter 1997 G&A expenses of $313,000 included $168,000 prior year 1996 expenses (1996 Officers/Directors salary accrual of $120,000; and $48,000 for the 1996 Year end Audit Fees). Adjusted 1997 1st quarter G&A Expenses are $145,000. The 1998 1st quarter G&A expenses of $97,000 are $48,000 lower than the prior year, due primarily to lower Corporate Salaries of $30,000. The remaining $18,000 is attributable to continuing downsizing and expense reductions at the Indian Wells Corporate Offices.

ITEM 2.  Management's Discussion and Analysis

         See Notes to financial statements for a discussion of factors in changes in operating line items.


































                  The accompanying selected information is an integral part of the financial statements.

PART II.  OTHER INFORMATION

         Note Applicable.

                                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  _____________, 1998           By:
                                          Dempsey K. Mork
                                         (Chief accounting and financial officer
                                          and duly authorized officer)