Form 10QSB
period 1998-06-30
DEVELOPMENT BANCORP LTD
filed 1998-08-24
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ___________.

     Commission File Number 0-22934

                              IMATEL HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its Charter)

                 Washington                             91-1268870
        -------------------------------           ----------------------
        (State or other Jurisdiction of              I.R.S. Employer
         Incorporation or Organization            Identification Number)

     14 Quai du Seujet, Geneva, Switzerland              CH-1201
    ----------------------------------------            ----------
    (Address of principal executive offices)            (Zip Code)

                               (011) 4122-9081598
                           ---------------------------
                           (Issuer's telephone number)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               Yes __X__ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

          Common Stock, no par value                  3,370,108
          --------------------------         ----------------------------
               Title of Class                Number of Shares outstanding
                                                 at June 30, 1998
No exhibits included.

                             IMATEL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                      June 30,      December 31,
                                                        1998           1997
     ASSETS                                           --------      ------------
Current assets:

     Cash                                            $      638      $    8,596
     Interest receivable                                      0          13,275
     Other receivable (Note 1&2)                         55,342         250,000
     Loan Receivable Related Party                      281,800         295,862
     Marketable Securities (Note 3)                           0         371,046
           Total current assets                         337,780         938,779


INVESTMENTS, Net (Note 1)                             4,082,359       4,971,962
PROPERTY & EQUIPMENT, less Accum. Deprec.
     $20,815 & $19,360 respectively                      23,333          29,414
ORGANIZATION COSTS, less Accum. Amort..
     $17,461 & $11,602 respectively                           0           5,859
OTHER ASSETS                                                  0           6,967
           Total assets                              $4,443,472      $5,952,981

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Checks excess bank funds (Note 5)               $  643,640      $  935,572
     Accounts payable                                    39,951          38,412
     Accrued payroll taxes                                    0             459
     Other accrued liabilities (Note 7)                 365,100         316,000
     Deferred Dividend Income (Note 2)                   44,165               0
           Total Current Liabilities                 $1,092,856      $1,290,443

MINORITY INTEREST                                         2,000           2,000


Shareholders' equity:
     Preferred Stock, no par value; 1,000,000
           shares authorized, 1,500 shares issued
           and outstanding                                1,500           1,500
     Common Stock, no par value; 50,000,000
           shares authorized; 3,370,168 shares
           issued and outstanding (both periods)     12,252,597      12,252,597
     Cumulative translation adjustment (Note 4)        (133,228)       (193,082)
     Retained (deficit)                              (8,772,253)     (7,400,477)
           Total shareholders' equity                 3,348,616       4,660,538
           Total Liabilities and Equity              $4,443.472      $5,952,981

    The accompanying notes are an integral part of these financial statements

                             IMATEL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the Six Months Ended June 30, 1998 and 1997

                                                                    Six Months Ended
                                                3 Months          June            June
                                              4-1/6-30-98         1998            1997
Revenues:                                     -----------     -----------     -----------

     Commissions and consulting fees          $         0     $         0     $         0
     Dividend Income (Note 2)                      34,194          56,427             543

           Total revenues                     $    34,194     $    56,427     $       543

General and administrative expense (Note 6&8) $   173,743     $   298,561     $   483,803

INCOME (LOSS) FROM OPERATIONS                 $  (139,549)    $  (242,134)    $  (483,260)

Other income (expense):
     Unrealized (loss) marketable securities            0               0          (2,116)
     Interest income                               (1,067)          9,961          24,084
     Writedown of Investments (Note 1)         (1,139,603)     (1,139,603)     (2,884,818)
     Foreign currency transaction gain (loss)           0               0            (619)
           Total Other (Expense)               (1,140,670)     (1,129,642)     (2,863,469)
Gain (loss) from Continuing operations         (1,280,219)     (1,371,776)     (3,346,729)
Gain (loss) from Discontinued operations                0               0         (14,098)
     Net income (loss)                        $(1,280,219)    $(1,371,776)    $(3,360,827)

Per share information:
     Basic (loss) per common share:
           Continuing operations              $      (.38)    $      (.41)    $      (.99)

           Discontinued operations            $      (.00)    $      (.00)    $      (Nil)

     Basic Weighted average number of
           common stock shares outstanding      3,370,168       3,370,168       3,394,668

     Diluted (loss) per common share:
           Continuing operations              $      (.36)    $      (.38)    $      (.93)

           Discontinued operations            $      (.00)    $      (.00)    $      (Nil)

     Diluted weighted average number of
           common stock shares outstanding      3,603,502       3,603,502       3,628,002

    The accompanying notes are an integral part of these financial statements

                             IMATEL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
           For the Three Month Periods Ended March 31, 1998 and 1997
             And the Six Month Periods Ended June 30, 1998 and 1997

                                                                Three Months Ended             Six Months Ended
                                                                     March 31,                     June 30,
                                                               1998            1997          1998            1997
Cash flows from operating activities:                      ----------      -----------    ----------      ----------

     Net income (loss)                                     $(1,280,219)    $  (138,268)   $(1,371,775)    $(3,360,827)
     Transactions not requiring cash:
           Depreciation and amortization                         9,250           1,800         12,550           3,600
           Unrealized (gain) loss/marketable securities              0               0              0               0
           Foreign currency transaction (gain) loss                  0               0              0               0
           Writedown Pemp/Gestion Guychar, Inc.& IMA
               Purchase Technology Investments (Note 1)      1,139,603               0      1,139,603       2,884,818
Changes in current assets and current liabilities:
     Receivable, marketable securities and other
           current assets (Increases)/Decreases (Note 3)        34,590         214,547        327,310         205,038
     Check drawn excess bank funds, accounts payable,
           accrued liabilities, other current liabilities
           (Decreases)/Increases                               100,154         (62,531)      (512,190)        326,192

NET CASH (USED) PROVIDED BY
     OPERATING ACTIVITIES                                        3,378          15,548       (404,502)         58,821

INVESTING ACTIVITIES
     Changes in loan and contract receivable
           related party, net
                                                                     0               0              0               0
    Net  sale/disposal (purchase)  property & equipment         (2,992)              0         22,087               0


NET CASH (USED) PROVIDED IN
     INVESTING ACTIVITIES                                       (2,992)              0         22,087               0

FINANCING ACTIVITIES
     Proceeds from issuance of common stock                          0               0              0               0

TRANSLATION (INCREASE) ADJUSTMENT
     CHANGES TO CASH (Note 4)                                   (2,807)        (16,928)        59,854         (90,439)


INCREASE (DECREASE) IN CASH                                     (2,421)         (1,380)      (322,561)        (31,618)


 CASH, BEGINNING OF PERIOD                                       3,059           3,901        323,199          34,139


CASH, END OF YEAR                                          $       638     $     2,521    $       638     $     2,521

    The accompanying notes are an integral part of these financial statements

                             IMATEL HOLDINGS, INC.

                          CONSOLIDATED FINANCIAL NOTES

                     PERIOD ENDING SIX MONTHS JUNE 30, 1998

General

     The condensed consolidated financial statements of Imatel Holdings Inc., (formerly Development Bancorp, Ltd.) included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Imatel Holdings, Inc's management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six months ended June 30 1998 and the three months ended March 31, 1998 should be read in conjunction with the financial statements and notes thereto included in this report and Imatel Holdings, Inc.'s annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

     The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

     Note 1 - Prior year quarter ending June 30, 1997 has been restated to incorporate the Pemp/Gestion Guychar, Inc. writedown of $2,884,818 which was adjusted at the fiscal year end December 31, 1997 audit to $2,816,335 reflecting a net investment amount of $889,603 at December 31, 1997, and $4,082,359 in SFP Bank Stocks (recorded at cost). During the quarter ending June 30, 1998 the $889,603 balance of the Pemp/Gention Guychar Inc. Investment was written off and so was the $250, 000 balance of the IMA purchase of technology.

     Note 2 - The applicable accounts include an accrual of a 100,000 (Canadian Dollars) Dividend Receivable from Pemp/Guychar, Inc. for the period ending October 1, 1998 which has been converted to $67,500 (US Dollars) based on the March 31, 1998 foreign currency rates. The $67,500 will be taken into income over the first 3 quarters of 1998 at $22,233 per quarter.

     Note 3 - Marketable (Debt) Securities consisting of Foreign Bonds held by Imatel's Geneva Operations were sold during the 1st quarter of 1998 amounting to $370,072 (U.S. Dollars)

     Note 4 - The Balance Sheet Cumulative Translation/Remeasurement Account reflected a 2nd quarter 98 increase of $2,807.

     Note 5 - Checks drawn in excess of bank funds (overdraft on foreign bank accounts at the Imatel Geneva Operations) was increased by $79,361 during the 2nd quarter of 1998.

     Note 6 - Interest expense (for both 1998 and 1997 2nd quarter) is attributable to the Bank Service Charges (Interest and Fees) on the foreign bank accounts overdraft at Geneva.

     Note 7 - Other accrued liabilities increased by approximately $20,000; quarterly accrual of Officers/Directors salary for $30,000 and $4,000 for fiscal 1998 year end audit fees, offset by the final payment of the 1997 year end audit fees.

     Note 8. Six months 1998 year to date G& A expenses are lower than prior six months 1997 by $185,242 due to lower coporate salaries and overall downsizing expense reductions at the US corporate offices.

ITEM 2.  Management's Discussion and Analysis

          See Notes to financial statements for a discussion of factors in changes in operating line items.

          The accompanying selected information is an integral part of the financial statements.

PART II.  OTHER INFORMATION

     Not Applicable.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 15, 1998           By:/s/ Dempsey K. Mork
                                       -----------------------------------------
                                       Dempsey K. Mork
                                       (Chief accounting and financial officer
                                       and duly authorized officer)