Form 10QSB/A
period 1998-06-30
IMATEL HOLDINGS INC
filed 1998-11-10
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549
                             FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________to ___________________

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

                             Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value              3,370,108
Title of Class                    Number of Shares outstanding
                                  at June 30, 1998
No exhibits included.












































                        IMATEL HOLDINGS, INC.

                      CONSOLIDATED BALANCE SHEET


                                   June 30,                December 31,

                                   1998                    1997
     ASSETS
Current assets:


     Cash
                          $            638      $          8,596
     Interest receivable
                                         0                13,275
     Other receivable (Note 1&2)
                                    55,342               250,000
     Loan Receivable Related Party
                                         0               295,862
     Marketable Securities (Note 3)
                                         0               371,046
           Total current assets
                                    55,980               938,779


INVESTMENTS, Net (Note 1)        3,438,719
4,971,962
PROPERTY & EQUIPMENT, less Accum. Deprec.
 $20,815 & $19,360 respectively      23,333                29,414
ORGANIZATION COSTS, less Accum. Amort..
     $17,461 & $11,602 respectively

                                          0                 5,859
OTHER ASSETS

                                          0                 6,967
           Total assets   $       3,518,032      $      5,952,981

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Checks excess bank funds (Note 5)
                          $               0     $        935,572
     Accounts payable

                                     39,951               38,412
     Accrued payroll taxes

                                          0                  459
     Other accrued liabilities (Note 7)
                                    365,100              316,000
     Deferred Dividend Income (Note 2)
                                     44,165                    0
           Total Current Liabilities
                         $         449,216       $     1,290,443

MINORITY INTEREST                    2,000                 2,000



Shareholders' equity:
     Preferred Stock, no par value; 1,000,000 shares authorized, 1,500 shares issued and outstanding

                                     1,500                 1,500
     Common Stock, no par value; 50,000,000
           shares authorized; 3,370,168 shares
           issued and outstanding (both periods)
                                12,252,597            12,252,597
     Cumulative translation adjustment (Note 4)
                                  (133,228)             (193,082)
     Retained (deficit)
                                (9,054,053)           (7,400,477)
           Total shareholders' equity
                                 3,066,816             4,660,538
           Total Liabilities and Equity
                         $       3,518.032      $      5,952,981










      The accompanying notes are an integral part of these financial statements














                        IMATEL HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF OPERATIONS
      For the three and Six Months Ended June 30, 1998 and 1997



                           3 Months            Six months Ended
                           4-1/6-30-98      June          June
                                            1998          1997
Revenues:



     Commissions and consulting fees
                      $           0       $      0      $       0
     Dividend Income (Note 2)

                             34,194         56,427            543

           Total revenues

 $                           34,194       $ 56,427      $     543

General and administrative expense (Note 6&8)
                      $     173,743       $298,561      $ 483,803

INCOME (LOSS) FROM OPERATIONS
                      $    (139,549)     $(242,134)    $(483,260)


Other income (expense):
     Unrealized (loss) marketable securities

                                  0              0        (2,116)
     Interest income

                             (1,067)         9,961         24,084
     Writedown of Investments (Note 1)
                         (1,139,603)    (1,139,603)   (2,884,818)
     Foreign currency transaction gain (loss)
                                  0              0          (619)
           Total Other (Expense)

                         (1,140,670)    (1,129,642)   (2,863,469)
Gain (loss) from Continuing operations
                         (1,280,219)    (1,371,776)   (3,346,729)
Gain (loss) from Discontinued operations
                           (281,800)      (281,800)      (14,098)
     Net income (loss)
                   $     (1,562,019)$   (1,653,576)  $(3,360,827)

Per share information:
     Basic (loss) per common share:
           Continuing operations
                  $            (.38)$         (.41)   $     (.99)

           Discontinued operations
                 $             (.08)$        (.08)   $      (Nil)

     Basic Weighted average number of
           common stock shares outstanding
                          3,370,168     3,370,168      3,394,668

     Diluted (loss) per common share:
           Continuing operations
                 $             (.36)$       (.38)    $      (.93)

           Discontinued operations
                 $             (.00)$       (.00)    $      (Nil)

     Diluted weighted average number of
           common stock shares outstanding

                          3,603,502    3,603,502       3,628,002


























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
Cash flows from operating activities:



     Net income (loss)

                  $ (1,560,019)$(138,268)$(1,653,576)$(3,360,827)
     Transactions not requiring cash:
           Depreciation and amortization

                        9,250      1,800      12,550       3,600
           Unrealized (gain) loss/marketable securities
                            0          0           0           0
           Foreign currency transaction (gain) loss

                            0          0           0           0
           Writedown Pemp/Gestion Guychar, Inc.& IMA
               Purchase Technology Investments (Note 1)

                    1,139,603          0   1,139,603   2,884,818
Changes in current assets and current liabilities:


     Receivable, marketable securities and other current assets (Increases)/Decreases (Note 3)

                      316,390    214,547     609,110     205,038
     Check drawn excess bank funds, accounts payable, accrued liabilities, other current liabilities
           (Decreases)/Increases

                     100,154    (62,531)    (512,190)    326,192

NET CASH (USED) PROVIDED BY
     OPERATING ACTIVITIES

                      3,378      15,548     (404,503)     58,821

INVESTING ACTIVITIES
     Changes in loan and contract receivable
           related party, net


                          0           0            0           0


    Net  sale/disposal (purchase)  property & equipment
                     (2,992)          0        2,087           0


NET CASH (USED) PROVIDED IN
     INVESTING ACTIVITIES

                    (2,992)           0       2,087            0

FINANCING ACTIVITIES
     Proceeds from issuance of common stock

                         0            0           0            0

TRANSLATION (INCREASE) ADJUSTMENT
     CHANGES TO CASH (Note 4)

                   (2,807)     (16,928)      59,854      (90,439)


INCREASE (DECREASE) IN CASH
                   (2,421)      (1,380)     322,561)     (31,618)


 CASH, BEGINNING OF PERIOD
                    3,059        3,901      323,199       34,139


CASH, END OF YEAR
              $       638 $      2,521    $     638  $     2,521

























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

Note 1 - Prior year quarter ending June 30, 1997 has been restated to incorporate the Pemp/Gestion Guychar, Inc. writedown of $2,884,818 which was adjusted at the fiscal year end December 31, 1997 audit to $2,816,335 reflecting a net investment amount of $889,603 at December 31, 1997, and $4,082,359 in SFP Bank Stocks (recorded at cost). During the quarter ending June 30, 1998 the $889,603 balance of the Pemp/Gention Guychar Inc. Investment was written off and so was the $250,000 balance of the IMA purchase of technology.

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

Note 5 -    The investment in SFP Bank stock is partially on
margin.

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


Date: September 18, 1998           By:/s/ Dempsey K. Mork
                                          Dempsey K. Mork
                                         (Chief accounting and
                                          financial officer
                                          and duly authorized
                                          officer)