Form 10QSB
period 1998-09-30
IMATEL HOLDINGS INC
filed 1998-11-12
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549
                             FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

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

                             Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value              3,370,108
Title of Class                    Number of Shares outstanding
                                  at September 30, 1998
No exhibits included.












































                        IMATEL HOLDINGS, INC.

                      CONSOLIDATED BALANCE SHEET


                                   September 30,                December 31,

                                   1998                    1997
     ASSETS
Current assets:


     Cash
                          $         27,115      $          8,596
     Interest receivable
                                         0                13,275
     Other receivable (Note 1&2)
                                    44,289               250,000
     Loan Receivable Related Party
                                         0               295,862
     Marketable Securities (Note 3)
                                         0               371,046
           Total current assets
                                    71,404               938,779


INVESTMENTS, Net (Note 1)        3,353,885             4,971,962
PROPERTY & EQUIPMENT, less Accum. Deprec.
 $23,215 & $19,360 respectively     20,933                29,414
ORGANIZATION COSTS, less Accum. Amort..
     $17,461 & $11,602 respectively

                                         0                 5,859
OTHER ASSETS

                                         0                 6,967
          Total assets   $       3,446,222      $      5,952,981

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Checks excess bank funds (Note 5)
                         $               0      $        935,572
     Accounts payable

                                    54,952                38,412
     Accrued payroll taxes

                                         0                   459
     Other accrued liabilities (Note 7)
                                   399,100               316,000
     Deferred Dividend Income (Note 2)
                                    32,987                     0
           Total Current Liabilities
                         $         487,039       $     1,290,443

MINORITY INTEREST                    2,000                 2,000



Shareholders' equity:
     Preferred Stock, no par value; 1,000,000 shares authorized, 1,500 shares issued and outstanding

                                     1,500                 1,500
     Common Stock, no par value; 50,000,000
           shares authorized; 3,370,168 shares
           issued and outstanding (both periods)
                                12,252,597            12,252,597
     Cumulative translation adjustment (Note 4)
                                  (165,142)             (193,082)
     Retained (deficit)
                                (9,131,772)           (7,400,477)
           Total shareholders' equity
                                 2,957,183             4,660,538
           Total Liabilities and Equity
                         $       3,446,222      $      5,952,981










      The accompanying notes are an integral part of these financial statements














                        IMATEL HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF OPERATIONS
      For the Nine Months Ended Sept 30, 1998 and 1997



                           3 Months            Nine months Ended
                           7-1/9-30-98      Sept          Sept
                                            1998          1997
Revenues:



     Commissions and consulting fees
                      $           0       $      0      $  27,253
     Dividend Income (Note 2)

                             11,301         67,729            543

           Total revenues

                      $      11,301       $ 67,729      $  27,796

General and administrative expense (Note 6&8)
                      $      89,020       $387,581      $ 635,372

INCOME (LOSS) FROM OPERATIONS
                      $     (77,719)     $(319,852)     $(607,576)


Other income (expense):
     Unrealized (loss) marketable securities

                                  0              0         (2,116)
     Interest income

                                  0          9,961         43,402
     Writedown of Investments (Note 1)
                                  0     (1,421,403)    (2,884,818)
     Foreign currency transaction gain (loss)
                                  0              0           (619)
           Total Other (Expense)

                                  0     (1,411,442)    (2,844,151)
Gain (loss) from Continuing operations
                           (77,719)     (1,731,294)    (3,451.727)
Gain (loss) from Discontinued operations
                                  0              0        (14,098)
     Net income (loss)
                   $       (77,719) $   (1,731,294)  $ (3,465,826)

Per share information:
     Basic (loss) per common share:
           Continuing operations
                  $            (.03)$         (.51)   $     (1.02)

           Discontinued operations
                 $             (.00)$         (.00)   $      (Nil)

     Basic Weighted average number of
           common stock shares outstanding
                          3,370,168      3,370,168      3,394,668

     Diluted (loss) per common share:
           Continuing operations
                 $             (.02)$        (.48)    $      (.96)

           Discontinued operations
                 $             (.00)$       (.00)    $      (Nil)

     Diluted weighted average number of
           common stock shares outstanding

                          3,603,502    3,603,502       3,628,002


























      The accompanying notes are an integral part of these financial statements





                              IMATEL HOLDINGS, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the Three and Nine Month Periods Ended
                            September 30, 1998 and 1997
                                   Three Months Ended   Six Months Ended
                                     September 30,      September 30,

                                  1998        1997     1998         1997
Cash flows from operating activities:



     Net income (loss)

                              $    (77,719)$(104,998)$(1,731,294)$(3,465,825)
     Transactions not requiring cash:
           Depreciation and amortization

                                     2,400     1,800       3,855       5,400
           Unrealized (gain) loss/marketable securities
                                         0         0           0       2,116
           Foreign currency transaction (gain) loss

                                         0         0           0         619
           Writedown Pemp/Gestion Guychar, Inc.& IMA
               Purchase Technology Investments (Note 1)

                                         0         0     889,603   2,884,818

           Writedown marketable securities
                                         0         0           0           0

Changes in current assets and current liabilities:

     Receivable, marketable securities and other current assets (Increases)/Decreases (Note 3)

                                   95,887          0   1,645,934     312,776
     Check drawn excess bank funds, accounts payable, accrued liabilities, other current liabilities
           (Decreases)/Increases

                                  37,823     124,750  (1,118,008)    342,794

NET CASH (USED) PROVIDED BY
     OPERATING ACTIVITIES

                                  58,391      21,552    (309,910)     82,698

INVESTING ACTIVITIES
     Changes in loan and contract receivable
           related party, net decrease
                                       0           0     295,862           0


     Sale (purchase) of property & equipment
                                       0           0        4,626          0


NET CASH (USED) PROVIDED IN
     INVESTING ACTIVITIES

                                       0           0      300,488          0

FINANCING ACTIVITIES
     Proceeds from issuance of common stock

                                       0           0            0          0

TRANSLATION (INCREASE) ADJUSTMENT
     CHANGES TO CASH (Note 4)

                                 (31,914)    (15,463)      27,941   (108,227)
INCREASE (DECREASE) IN CASH
                                  26,477       6,089       18,519    (25,529)


 CASH, BEGINNING OF PERIOD
                                     638       2,521        8,596     34,139


CASH, END OF YEAR
                             $     27,115  $   8,610    $  27,115 $    8,610

























       The accompanying notes are an integral part of these financial statements





                        IMATEL HOLDINGS, INC.

                     CONSOLIDATED FINANCIAL NOTES

               PERIOD ENDING NINE MONTHS SEPTEMBER 30, 1998

General

         The condensed consolidated financial statements of Imatel Holdings Inc., (formerly Development Bancorp, Ltd.) included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Imatel Holdings, Inc's management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the nine months ended September 30 1998 and the six months ended June 30, 1998 should be read in conjunction with the financial statements and notes thereto included in this report and Imatel Holdings, Inc.'s annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

         The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

Note 1 - Prior year nine month ending September 30, 1997 has been restated to incorporate the Pemp/Gestion Guychar, Inc.
writedown of $2,884,818 which was adjusted at the fiscal year end December 31, 1997 audit to $2,816,335 reflecting a net investment amount of $889,603 at December 31, 1997, and $4,082,359 in SFP Bank Stocks (recorded at cost). During the quarter ending June 30, 1998 the $889,603 balance of the Pemp/Gention Guychar Inc. Investment was written off and so was the $250,000 balance of the IMA purchase of technology.

Note 2 - The applicable accounts include an accrual of a 100,000 (Canadian Dollars) Dividend Receivable for 1997 from Pemp/Guychar, Inc. for the period ending October 1, 1997 which has been converted to $67,500 (US Dollars) based on the March 31, 1998 foreign currency rates. The $67,500 will be taken into income over the first 3 quarters of 1998 at $22,233 per quarter. As of the end of September 30, 1998 only 2 payments had been received, (the third payment was received in October 1998). As of September 30, 1998 $34,513 has been taken into income. The balance of $32,987 represents the three payment that are in arrears. In addition, the 1998 Dividend for approximately the same amount ($67,500 US Dollars) is now due and payable in full as of October 1, 1998.

Note 3 -  Marketable  (Debt)  Securities  consisting  of  Foreign
Bonds held by Imatel's Geneva Operations were sold during the 1st quarter of 1998 amounting to $370,072 (U.S. Dollars)

Note 4 - The Balance Sheet Cumulative Translation/Remeasurement account reflect 3rd quarter 98 increase of $31,914.

Note 5 -    The investment in SFP Bank stocks at an original cost of
$4,082,359 is partially on margin in the amount of $728,474 (approximately
18%).

Note 6 - Interest expense (for both 1998 and 1997 3rd quarter) and 9 months year to date) is attributable mainly to the Bank Service Charges for Interest and Fees on the SFP Bank Stocks Margin Account.

Note 7 - Other accrued liabilities increased by $34,000.00
(quarterly accrual of Officers/Directors salary for $30,000 and $4,000 for fiscal 1998 year end audit fees).

Note 8. Nine months 1998 year to date G& A expenses are lower than prior nine months 1997 by $248,000 due to lower coporate salaries and overall downsizing expense reductions at the US corporate offices.

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


Date: November 12, 1998           By:/s/ Dempsey K. Mork
                                          Dempsey K. Mork
                                         (Chief accounting and
                                          financial officer
                                          and duly authorized
                                          officer)