Form 10QSB/A
period 1998-09-30
IMATEL HOLDINGS INC
filed 1999-01-07
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549
                             FORM 10-QSB/A


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



Year 2000 Compliance Issues. The Commpaany has established aa plan to address Year 2000 Issues. This plan encompasses the phasess of awareness, assesssment, reenovation, validation and implementation. These phases will enable the Company to identify risks, develop actiion plans, perform adequate testing and determine if its processing systems will be Year 2000 ready. Successful implementation of this plan iss expected to mitigate any extrordinary expenses relateed to the Year 2000 issue. The Company has a resonaable basis to preclude that the Year 2000 issueill not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating resultsor future financial conditions. This basis iss due to the fact the Company has no computerized receivables or payables.








































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