Form 10KSB
period 1998-12-31
OVVIO BETTER LIFE INC
filed 1999-04-22
CIK 915337

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                            FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 [Fee Required]

        For the fiscal year ended December 31, 1998 [ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to Commission file number 0-22934

                      IMATEL HOLDINGS, INC.
(Exact name of small business issuer in its charter)

Washington                               93-1192971
(State or other jurisdiction              IRS Information
of incorporation or organization)         Identification No.


83-888 Avenue 51 (Box 1130) Thermal, CA 92274
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:760-398-9700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0. The aggregate market value of the voting stock held by non-affiliates of the registrant was $424,335 based upon the average of the bid and asked price of the Common Stock of $.125 as of December 31, 1998. The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 1998: Common Stock, No Par Value - 3,394,668 shares



      @

Item 1. Description of Business Development.   Imatel Holdings, Inc. (the
"Company is a holding company that owns various interests in subsidiaries and investee companies in the financial services industry in North America and Europe. The Company was incorporated on August 16, 1984 in the state of Washington under the name Gold Valley, Inc. for the primary purpose of exploring and developing gold properties. No commercial ore deposits were developed. In 1986, the Company acquired an 18.75% interest in an oil partnership consisting of five wells in Pondera County, Montana. In 1991, the Company sold this partnership interest to the then officers and directors of the Company on an installment contract. In 1991, the Company canceled this contract from these affiliates in exchange for investment banking and financial consulting services when it became apparent that the affiliates were not willing or able to pay. After sale of its partnership interest, the Company began to seek other business opportunities. On August 13, 1993, the Company changed its name to Development Bancorp, Ltd. and effected a 165-for-1 reverse stock split in preparation for a private placement fund raising.

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

The Company's European operations are managed by Riccardo Mortara, president and chairman of the Company. Mr. Mortara has over 20 years experience in the Swiss banking industry and he is the owner and operator of Societe Financiere du Seujet, a Swiss trust & portfolio management company. SFD is owned 99.3% by the Company and 0.7% by Mr. Riccardo Mortara, a managing director of SFD. SFD was capitalized in July 1993 by a capital contribution of 427,000 Swiss Francs ("SFr") by the Company and SFr 3,000 by Mr. Mortara. If not for Mr. Mortara's ownership of SFD, it would be a wholly owned subsidiary of the Company and under Swiss law the Company would be deemed to be liable for all of SFD's liabilities. Societe Financiere de Seujet, S.A. is a shareholder of the Company, and its shares may be deemed beneficially owned by Mr. Mortara. Following the reorganization of the Company into financial services and the establishment of the Company's European subsidiaries, the Company has been active in seeking merchant banking opportunities to invest and partner with other financial services companies around the world. 2 Merchant Banking Activities

Competition.   Competition in the Company's areas of focus comes from
international and local banks, brokerage firms, and other financial institutions. Most of these competitors have greater experience and greater financial resources than the Company.

Employees.   The Company has 4 employees, including its officers. The
officers of the Company do not work exclusively for the Company.

Regulations.   If SFD were to have any operations related to its intended business, it would be subject to numerous regulations under the Swiss financial companies' statutes. SFD would be subject to annual audit requirements; must maintain an adequate relationship between its equity and its total liabilities, and between its current assets and liabilities; and is prohibited from engaging in money laundering. SFD would not be not permitted to place securities with the general public, but only with institutional clients, and does not hold custody of cash for customers. Commissions for securities transactions are not regulated. SFD opens accounts for each customer in an authorized bank, outside of its own balance sheet. Since SFD does not publicly solicit customer deposits, it is exempt from many reporting and regulatory provisions ordinarily applicable to Swiss financial companies.

A financial company like SFD, which does not publicly recommend itself for the acceptance of deposits, could obtain the status of a bank-like finance company by means of a decision of the Banking Commission. Based on the 3 activities of a finance company, the Banking Commission is empowered to interpret the applicability or non-applicability of certain provisions of the Swiss Banking Law. In addition to the general regulations applicable to all Swiss companies, bank-like companies, not publicly soliciting deposits, have to comply with the following provisions: (1) Pursuant to Article 7 of the Swiss Banking Law they are required to submit to the National Bank their annual balance sheet. If the National Bank requires it may also require detailed semi-annual balance sheets, as well as any other information and reports which it may consider necessary, such in connection with the credit and monetary policy. (2) To enable the Banking Commission to determine whether a bank-like finance company does not in fact publicly solicit deposits, it is required to submit to the Banking Commission an annual balance sheet prepared in accordance with the Implementing Ordinance to the Swiss Banking Law, an annual report of the board of directors, and an auditor's report prepared by an independent and qualified auditing company. (3) Under Article 8 of the Swiss Banking Law the prior approval of the Swiss National Bank is required for foreign bond or share issues of SFr 10 million or more floated in Switzerland and for credits and loans to non-residents in amounts exceeding this sum and with terms of longer than twelve months. The rule applies to the placement of medium term foreign obligations with a maturity of twelve months or more; if the amount placed is expected to total Sfr 3 million within a year. The Swiss National Bank is empowered to refuse permission or to impose conditions if deemed necessary in the light of the Swiss franc exchange rate, the interest rate trend on the Swiss money and capital markets or the overall national interest.

In comparison with banks, the advantages of a finance company that is subject to Articles 7 and 8 of the Swiss Banking Law only consist, for example, in the fact that in the exercise of its activity it is not bound by the provisions of the Swiss Banking Law concerning ratios between equity, liabilities and liquid funds. Moreover, such a finance company would be under no restriction if, for example, it proposed to grant substantial credit facilities to a single customer, while real banks are required to maintain an adequate ratio to their own funds with regard to any single borrower. There are no other licensing or other requirements known to the Company, which would be required to enable it to compete effectively in the United States and foreign markets.

 Item 2. Description of Property

The Company's headquarters in Thermal, CA is furnished by the Company's Chief Financial Officer at no cost.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                                PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

Market Information.   Until October 4, 1993 the Company's common stock
was traded only intermittently over-the-counter in what is commonly referred to as the "pink sheets." The Common Stock was listed without price quotations in 1992 and in 1993 through October 4, 1993. Thereafter, the Common Stock was quoted in the NASD's Electronic Bulletin Board, by Wilson, Davis that reports the following high and low bid prices. These prices have been adjusted for a one-for-six stock dividend to holders of record as of November 1, 1996, payable November 15, 1996:

                                                  High                Low
Quarter Ended
March 31, 1997                                   5.75                 3.25
June 30, 1997                                    6.00                 4.00
September 30, 1997                               5.25                 3.25
December 31, 1997                                5.00                 2.50
March 31, 1998                                   .375                 .875
June 30, 1998                                    .125                 .625
September 30, 1998                                .25               .53125
December 31, 1998                                .125                  .25

These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The Company does not believe that trading of its common stock currently is necessarily reflective of an established trading market.

Holders.    As of December 31, 1998, there were approximately 161 record holders of Company common stock. There are three holders of its Series A Preferred Stock.

Dividends.    The Company has not paid any cash dividends on its common
stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future. The Series A Preferred Stock has no dividend rights and does not restrict the payment of dividends to holders of Common Stock.

Item 6.   Management's Discussions and Analysis or Plan of Operations

The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included in this Report. The following Summary Financial Information is derived from the financial statements of the Company.

Trends and Uncertainties.     Inasmuch as a major portion of the
Company's activities is providing international investment banking services through its majority-owned subsidiaries, the Company's business operations may be adversely affected by competitors and prolonged recessionary periods.

At December 31, 1998, the Company had two Swiss Franc ("SFr") lines of credit available at Societe Financiere Privee SA, in the amounts of SFr 1,120,000 and SFr 350,000, approximately US$817,488 and US$255,465
respectively.   As of December 31, 1998, there were no amounts
outstanding under either line of credit.   The SFr 1,120,000 line expires
November 27, 1999 and the SFr 350000 line expired December 31, 1998.

The Company's subsidiaries maintain investments with a Swiss trustee, which has deposited the investments in accounts held at Societe
Financiere Privee SA ("SFP").   The trustee is an affiliated entity owned
by the president and director of the Company.   From time to time, funds
are transferred from the subsidiaries to the parent, creating an excess
of available funds.   Available funds consist of fiduciary deposits as
required by SFP.   Further SFP reserves the right to offset any
uncollected amounts by any positive balances of all accounts.   Further
SFP has a lien over all securities under its custody and a right of
offset against such securities for any unpaid claims.   The margin
account bears interest at 7.50% and the maximum credit limit is SFr 2,500,000, which is approximately $1,824,750 at December 31, 1998. Available credit at December 31, 1998 on the margin account is $1,074,197.

On October 20, 1997, the Company entered into an agreement with International marketing and Advertising, Inc., ("IMA") a Florida corporation engaged in the telecommunications business, in which the Company would purchase 51% of the outstanding common stock of IMA for
$500,000 cash, contingent upon IMA shareholder approval.   The Company
was notified that the shareholders voted against the merger, therefore, the Company is pursuing return of the $500,000 paid as an advance on the
acquisition of IMA.   Certain shareholders of IMA are asserting that the
transaction was valid. At December 31, 1997 and 1998, the Company recorded allowances against the $500,000 receivable for $250,000 and
$250,000, respectively, leaving a net realizable value of $-0-.    The
inability of the Company to successfully recover the $500,000 would have a negative impact on the cash flow o the Company.

Capital and Source of Liquidity

The Company currently uses it facilities free of charge from Dempsey
Mork, Chief Financial Officer and Director of the Company.   There would
be a negative effect on the cash flow of the Company if alternative facilities had to be obtained.

The Company did not have any financing activities for the years ended December 31, 1998 and 1997.

For the year ended December 31, 1998, the Company made equipment purchases of $3,630 and received proceeds of $3,020 from the sale of
equipment.   For the year ended December 31, 1998, the Company received proceeds of $371,647 from the sale of marketable securities. The Company made payments on investment margin account of $193,884 for the year ended December 31, 1998. As a result, the Company had net cash provided by investing activities of $177,153 for the year ended December 31, 1998.

For the year ended December 31, 1997, the Company had proceeds of
$321,066 from the sale of marketable securities.   As a result, the
Company had net cash provided by investing activities of $321,066 for the year ended December 31, 1997.

Results of Operations

The Company's had no revenues in 1998 and had a net loss of $1,466,118. General and administrative expenses were $388,710, compared to $732,090 in fiscal 1997. The reduction was due to cost cutting measures. General and administrative expenses for the year ended December 31, 1998 consisted primarily of salaries and payroll taxes ($38,704), officers and directors salaries ($120,000), travel expenses ($236), accounting fees ($20,800), telephone ($26,560), legal fees $2,110), auto expenses ($8,879), consulting fees ($64,100), office supplies ($41,300), licenses and transfer agent fees ($2,639), bank service charges and custody fees ($21,638), rent expense ($23,768), commissions ($6,718) and miscellaneous
expenses ($4,097).   Depreciation and amortization was $7,178 for the
year ended December 31, 1998.

The majority of the loss in fiscal 1998 was attributable to the write
down of $1,031,886 of investments made in prior fiscal years.   For the
year ended December 31, 1997, the Company realized a loss on the sale of marketable securities of $10,522. The Company had a loss on write-down of other receivables of $250,000, a loss on write-off of organization casts of $4,959 and a loss on write-off of deposits of $6,967 for the
year ended December 31, 1998.   The Company had a loss on the sale of
property and equipment of $16,204 for the year ended December 31, 1998. For the year ended December 31, 1998, the Company had an increase in receivables and other current assets of $27,337 and an increase in
accounts payable and other current liabilities of $84,945).   As a
result, the Company had net cash used in operating activities of $207,134 for the year ended December 31, 1998.

The Company's had no revenues in 1997 and had a net loss of $4,164,442. General and administrative expenses were $732,090 in fiscal 1997. General and administrative expenses for the year ended December 31, 19987 consisted primarily of salaries and payroll taxes ($3,117,144, officers and directors salaries ($120,000), travel expenses ($109,628), accounting fees ($263,835, telephone ($26,433), legal fees ($2,110) auto expenses ($9,626) consulting fees ($57,175), office supplies ($40,051), licenses and transfer agent fees ($3,785), bank service charges and custody fees ($8,630), rent expense ($47,066), commissions ($57,521) and miscellaneous
expenses ($26,142).   Depreciation and amortization was $712,907 for the
year ended December 31, 1997.

The majority of the loss in fiscal 1997 was attributable to the write
down  of $2,865,401 of investments made in prior fiscal years.   For the
year ended December 31, 1997, the Company realized a loss on the sale of marketable securities of $10,522. The Company issued stock valued at
$121,412 as non-cash consideration.   The Company had a foreign currency
transaction loss of $29,941 for the year ended December 31, 1997.   The
Company had a loss on write-down of other receivables of $250,000.   For
the year ended December 31, 1997, the Company had a decrease in receivables and other current assets of $247,467 and a decrease in
accounts payable and other current liabilities of $992,858.   As a
result, the Company had net cash provided by operating activities of $1,473 for the year ended December 31, 1997.

Impact of Year 2000.   The Year 2000 issue is the result of computer
programs being written using two digits rather than four to define the
applicable year.   Any of the Company's computer programs that have time-
sensitive software may recognize a date using 000 as the year 1900 rather than the year 2000.

This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send payments on invoices, or engage in similar normal business activities.

The Company has initiated formal communications with its business venture associates and affiliates to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to
remediate their own Year 2000 issues.   There can be no guarantee that
the systems of other companies on which the Company's own systems may rely will be timely converted and would not have an adverse effect on the Company's systems.

The Company's Chief Financial Officer has assessed the computer systems for the Company and determined the overall systems to be Y2K ready. Some individual minor issues have been addressed and will be resolved in the
middle of 1999.   These issues would not significantly affect the
function of the Company in any case.

The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems.


Item 7.   Financial Statements and Supplementary Financial Data.

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 12.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. No annual meeting has been set.

Identification of Directors and Executive Officers of the Company.   The
names, addresses and positions of the present directors and officers of the Company are set forth below:

Name and Address                   Age                Position

Riccardo Mortara                    50             President and Director

Dempsey K. Mork                     58           Chief Financial Officer
                                                      and Director,

Randall A. Baker                    56                  Secretary

Resumes:

Riccardo Mortara has been President and a Director of the Company since June 1993. Mr. Mortara is the managing director of Societe Financiere du Seujet, Geneva, Switzerland, a company which provides portfolio management and financial services to banks, corporations, and high net-worth individuals primarily in Europe. Between the years of 1984 and 1991, Mr. Mortara was a director of a Geneva private portfolio management company in which he still is a co-owner. Mr. Mortara currently serves on the boards of five financial services companies.

Dempsey K. Mork has been the Chief Financial Officer and a Director of the Company since December 1992 and was President from December 1992 to June 1993. Mr. Mork is also president and a director of A.G. Holdings, Inc.. Knickerbocker Capital Corp. and Magellan Capital Corporation. Mr. Mork's background includes consulting experience in international transactional work.

Randall A. Banker is currently Secretary of the Company.   He attended
the University of Minnesota. After a tour in the United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific Coast Stock Exchange followed by employment with
a number of major brokerage houses.   He then was employed for twenty
years as Executive Vice President with Wm. Mason 7 Company, an Investment
counseling firm in Los Angeles.   Mr. Baker designed and implemented all
data systems, was responsible for trading, personnel and was the
client/broker liaison.   Mr. Baker is currently employed as the Vice
President for Magellan Capital Corporation, a merger and acquisition firm.

Item 10. Executive Compensation. The Board approved payment to Mr. Mortara and Mr. Mork for salaries in 1996, 1997 and 1998 totaling $420,000, payable in common stock of the Company based on the market
value at time of issuance.   At December 31, 1998, no amounts have been
paid nor has any common stock been issued in satisfaction of this
commitment.   Further, Mr. Mortara, President of the Company, owes the
Company $281,800 which, in the event of non-payment, may be offset by the $180,00 due to Mr. Mortara.

As of December 31, 1998, an aggregate of 233,334 shares of common stock were reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 233,334 shares of common stock (of which 194,834 were to the Company offers) at $2.50 per share. The
options expire in April 2004.   The exercise price is $2.50.   Mr.
Mortara and Mr. Mork each hold 97,417.   These options were not issued
under the Company's 1993 stock option plan.

Stock Option Plan.   At December 31, 1998, an aggregate of 800,000 shares
of common stock was reserved for issuance under the Company's 1993 stock
option plan.   Pursuant to the plan, the board of directors may grant
options to employees, officers, directors, or others at their discretion. As of December 31, 1998, no options had been granted under the plan.

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

Compliance with Section 16

Not Applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Shareholders.

The following table sets forth information relating to the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the Company capital stock, based on 3,394,668 common shares outstanding and 1,500 Class A Preferred Shares outstanding at December 31, 1998.

                                        Name and Address                    Amount and Nature
                                           Of Beneficial                      if Beneficial                   Percent
Title of Class                               Ownership                         Ownership                     of Class
Common Stock                            Dempsey K. Mork<F2>                    137,585                          4.1%
                                        83888 Avenue 51 (Box 1130)
                                        Thermal, CA 92274

                                        Riccardo Mortara<F3>                  130,145                          3.8%
                                        14 Quai Du Seujet
                                        CH-1201 Geneva
                                        Switzerland

                                        Randall A. Baker                      18,500                          .54%
                                        83888 Avenue 51 (Box 1130)
                                        Thermal, CA 92274

Series A
  Preferred Stock<F1>                   Dempsey K. MorkF2>                       500                         33.3%
                                        83888 Avenue 51 (Box 1130)
                                        Thermal, CA 92274

                                        Riccardo Mortara<F3>                     500                         33.3%
                                        14 Quai Du Seujet
                                        CH-1201 Geneva
                                        Switzerland

                                        Parley International<F4>                 500                         33.3%
                                        14 Quai Du Seujet
                                        CH-1201 Geneva
                                        Switzerland

All directors and officers and
As a Group (3 persons)

Common Stock                                                                  286,230                       8.43%
Series A Preferred Stock                                                        1,500                        100%

[FN]
<F1>The holders of the beneficial ownership of Series A Preferred Stock have the right, voting unanimously, to collectively elect two-thirds of the Board of Directors.

<F2>Includes options to purchase 97,417 shares, as well as shares held in the name of a corporation controlled by Mr. Mork.

<F3>Includes 10,000 Shares held by the spouse of Mr. Mortara of which Mr.
Mortara disclaims beneficial ownership, and options to purchase 97,417 Shares.

<F4>The controlling shareholder of Parley International is Terrence
Ramsden.



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

During 1996, the Company made advances totaling $303,097 to an entity
owned and controlled by the President.   During 1997, $7,235 was repaid
to the Company.   During 1998, the President incurred $14,062 of expenses
on behalf of the Company.   In lieu of reimbursement, the Company applied
the $14,062 to the amount due from the President, leaving a remaining balance at December 31, 1998 of $281,800.

During 1998, an entity owned and controlled by the Vice President paid certain expenses on behalf of the Company, including providing office
space during the fourth quarter of 1998.   Both the Company and the Vice

President have determined that any amounts due to the affiliated entity are minimal therefore, no expense or related liability has been recorded in the financial statements.

During the year ended December31, 1997, the Company issued 30,000 shares of common stock of officers in exchange for services rendered on behalf
of the Company.   The services were valued at a cost of $30,000.
Further the Company issued 22,728 common shares, at market value on the date of issuance, to an officer of the Company as payment for expenses
totaling $90,912, which the paid on behalf of the Company.   The Company
also issued 500 shares of preferred stock to an affiliate for services rendered on behalf of the Company that were valued at a cost of $500.

PART IV

Item 13. (a) Exhibits
Exhibit No.    Document Description
2.       Plan of acquisition, reorganization, arrangement, liquidation or succession.
2.1       Share Purchase Agreement between KSM Financial Holdings and the
          Company.<F3>
2.2       Recision Agreement with respect to the transaction described in
          Exhibit 2.1<F4>
3.        Articles of Incorporation and Bylaws
3.1       Articles of Incorporation, <F1>
3.2       Bylaws <F1>
3.3 Amendment to Articles of Incorporation changing name to Development Bancorp, Ltd. <F1>
3.4 Amendment to Articles of Incorporation authorizing Series A Preferred Stock as revised. <F5>
3.5       Certificate of Designation for Series B Convertible Preferred
          Stock<F2>
3.6 Amendment to Articles of Incorporation changing name to IMATEL Holdings, Inc. <F6>
12 21.    Subsidiaries. The Company's subsidiary, Societe Financiere de
Distribution, Geneva, SA is incorporated in Switzerland. The subsidiary Development Corp. Services Limited is incorporated in Ireland; KSM Holding Corporation is incorporated in Minnesota; and Global Financial Group, a subsidiary of KSM Holding Corporation, is a Colorado corporation.

[FN]
<F1>   Incorporated by reference to the Company's registration statement on
Form 10-SB, file no. 0-22934.
<F2>   Incorporated by reference to the Company's Annual Report on Form 10-
KSB for the year ended December 31, 1995.
<F3>   Incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 1995.
<F4>   Incorporated by reference to the Company's Current Report on Form 8-K dated November 1, 1996.
<F5>   Incorporated by reference to the Company's Annual Report on Form 10-
KSB for the year ended December 31, 1996.
<F6>   Incorporated by reference to the Company's Annual Report on Form 10-
KSB for the year ended December 31, 1997.

                     IMATEL HOLDINGS, INC.

          Index to Consolidated Financial Statements

                                                           Page

Independent auditors' report                               F-2
Consolidated balance sheet, December 31, 1998....          F-3
   for the years ended December 31, 1998 and 1997          F-4
Consolidated statement of shareholders' equity,
December 31, 1996 through December 31, 1998                F-5
Consolidated statements of cash flows, for
  the years ended December 31, 1998 and 1997               F-6
Notes to consolidated financial statements                 F-7

                         To the Board of Directors
                            Imatel Holdings, Inc.

                         INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheet of Imatel Holdings, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imatel Holdings, Inc. and subsidiaries, as of December 31, 1998 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The information in Note K is presented on an unaudited basis.





Cordovano and Harvey, P.C.
Denver, Colorado
March 12, 1999

                      IMATEL HOLDINGS, INC.

                  CONSOLIDATED BALANCE SHEET
                     December 31, 1998

                           ASSETS

CURRENT ASSETS
Cash...........                                 $    8,337
Loan receivable, related party (Note B)............281,800
                                                ----------
TOTAL CURRENT ASSETS                               290,137

INVESTMENTS, net (Note C)                        4,133,960
NOTE RECEIVABLE, net of $500,000 allowance
   (Note H)                                              -
PROPERTY AND EQUIPMENT, less accumulated depreciation
of $7,355 and $19,360, respectively (Note D)         7,542
                                                ----------
                                                $4,431,639
                                                ==========

             LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
Investment margin account (Note C)              $  750,553
Accounts payable                                    18,944
Other accrued liabilities (Note H)                 436,000
                                                ----------
TOTAL CURRENT LIABILITIES                        1,205,497
                                                ----------
COMMITMENTS AND CONTINGENCIES (NOTE H)                   -

MINORITY INTEREST                                    2,000

SHAREHOLDER'S EQUITY (Note E)
Preferred stock, no par value;
1,000,000 shares authorized;
1,500 shares issued and outstanding                  1,500
Common stock, no par value;
50,000,000 shares authorized;
3,394,668 shares issued and outstanding         12,252,597
Foreign currency translation                      (163,360)
Retained deficit                                (8,866,595)
                                                ----------
TOTAL SHAREHOLDER'S EQUITY                       3,224,142
                                                 ---------
                                                $4,431,639
                                                ==========

  See accompanying notes to the consolidated financial statements.

                       IMATEL HOLDINGS, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                For The Years Ended
                                                                     December 31,
                                                                 1998         1997
GENERAL AND ADMINISTRATIVE EXPENSE                           $388,711       $732,090
                                                           ----------     ----------
LOSS FROM OPERATIONS                                         (388,711)     (732,090)
OTHER INCOME (EXPENSE)
  Dividend and interest income                                 96,990        40,976
  Interest expense                                            (54,748)      (52,300)
  Foreign currency transaction gain (loss) (Note F)           189,766       (31,007)
  Gain (loss) on sale of marketable securities                    601       (10,522)
  Loss on write-down of other receivable (Note H)            (250,000)     (250,000)
  Loss on sale of property and equipment (Note D)             (16,204)            -
  Loss on write-down of organization costs and deposits...... (11,926)            -
  Loss on write-down of investments (Note C).......        (1,031,886)   (2,865,401)
                                                           ----------    ----------

TOTAL OTHER INCOME (EXPENSE)                               (1,077,407)   (3,168,254)
                                                           ----------    ----------
LOSS BEFORE INCOME TAXES                                   (1,466,118)   (3,900,344)

INCOME TAX BENEFIT (EXPENSE) (Note G)
  Current income tax benefit                                   65,552       334,816
  Deferred income tax expense..................               (65,552)     (421,064)
                                                           ----------     ----------
LOSS FROM CONTINUING OPERATIONS                            (1,466,118)   (3,986,592)

DISCONTINUED OPERATIONS (Note J)
  Loss on disposal of discontinued operations, net of
  $-0- and $86,248, respectively, of income tax benefit...........  -      (177,850)
                                                          -----------    ----------
NET LOSS                                                 $(1,466,118)   $(4,164,442)
                                                         ===========    ===========
Basic loss per common share, continuing operations.......$     (0.43)   $     (1.19)
                                                         ===========    ===========
Basic loss per common share, discontinued operations     $         -    $     (0.05)
                                                         ===========    ===========
Basic weighted average common shares outstanding.......... 3,394,668      3,364,183
                                                         ===========    ===========

Diluted loss per common share, continuing operations     $     (0.43)   $     (1.11)
                                                         ===========    ===========
Diluted loss per common share, discontinued operations...$         -    $     (0.05)
                                                         ===========    ===========

Diluted weighted average common shares outstanding         3,394,668      3,597,517
                                                         ===========    ===========


             See accompanying notes to the consolidated financial statements.





                                     IMATEL HOLDINGS, INC.

                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        From December 31, 1996 through December 31, 1998

                                                                                              Other
                                                                                             Comprehensive
                                                                                             Income (loss)
                                                                                             ------------
                                        Preferred Stock        Common Stock                     Foreign
                                      -------------------    ---------------      Retained      Currency
                                        Shares   Amount      Shares    Amount      Deficit      Translation      Total
                                       --------  ------      ------    ------      --------     ------------     -----
BALANCE, DECEMBER 31, 1996             1,000    $1,000     3,341,940 $12,131,685  $(3,110,258)   $155,000     $9,177,427

Prior period adjustment (Note E)...        -         -             -           -     (125,777)          -       (125,777)
                                       -----     -----     ---------  ----------   ----------    --------     ----------
BALANCE, DECEMBER 31, 1996
(as restated)                          1,000     1,000     3,341,940  12,131,685   (3,236,035)    155,000      9,051,650

Shares issued for services, at cost        -         -        30,000      30,000            -           -         30,000

Shares issued to officer in exchange for
expenses paid on behalf of the
Company (Note B)                           -          -       22,728      90,912            -           -         90,912

Shares issued to related party for
 services, at cost......                .500        500            -           -            -           -            500

Comprehensive loss (Note E):
   Net loss 1997                           -          -            -           -   (4,164,442)          -     (4,164,442)
   Foreign currency translation.....       -          -            -           -            -    (348,082)      (348,082)
                                                                                                              ----------
   Comprehensive loss........                                                                                 (4,512,524)
                                      ------     ------      -------     -------   ----------    --------     ----------
BALANCE, DECEMBER 31, 1997             1,500      1,500    3,394,668   12,252,597  (7,400,477)   (193,082)     4,660,538

Comprehensive loss (Note E):
  Net loss 1998............................-          -            -            -  (1,466,118)          -     (1,466,118)
  Foreign currency translation             -          -            -            -           -      29,722         29,722
                                                                                                              ----------
  Comprehensive loss.......                                                                                   (1,436,396)
                                     -------    -------      -------     --------   ----------     -------     ----------
BALANCE, DECEMBER  31, 1998            1,500    $ 1,500    3,394,668   $12,252,597 $(8,866,595)  $(163,360)   $3,224,142
                                     =======    =======    =========   =========== ===========   =========    ==========

            See accompanying notes to the consolidated financial statements.

                     IMATEL HOLDINGS, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For The Years Ended
                                                                   December 31,
                                                           ------------------------
                                                            1998              1997
OPERATING ACTIVITIES
  Net loss...............                              $(1,466,118)     $(4,164,442)

Transactions not requiring cash:
  Depreciation and amortization                              7,178            4,927
  Stock issued for non-cash consideration (Note B)......         -        ..121,412
  Realized (gain)/loss on sale of marketable securities...... (601)          10,522
  Foreign currency transaction loss                              -           29,941
  Prior period adjustment (Note E)................               -         (125,777)
  Loss on write-down of other receivables (Note H)         250,000          250,000
  Loss on write-down of investments (Note C)             1,031,886        2,865,401
  Loss on sale of property and equipment (Note D)           16,204                -
  Loss on write-off of organization costs                    4,959                -
  Loss on write-off of deposits...........                   6,967                -
  Loss form discontinued operations (Note J)                     -          264,098

Changes in current assets and current liabilities:
  Receivables and other current assets.......               27,337         (247,467)
  Accounts payable and other current liabilities.......... (84,946)         992,858
                                                        ----------        ---------
 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (207,134)           1,473
                                                        ----------        ---------

INVESTING ACTIVITIES
  Equipment purchases                                      (3,630)                -
  Proceeds from sale of equipment                           3,020                 -
  Proceeds from sale of marketable securities             371,647           321,066
  Payments on investment margin account                  (193,884)                -
                                                       ----------         ---------
NET CASH PROVIDED BY
INVESTING ACTIVITIES                                      177,153           321,066
                                                       ----------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    29,722          (348,082)
                                                       ----------         ---------
NET DECREASE IN CASH                                         (259)          (25,543)

Cash, beginning of period....................               8,596            34,139
                                                       ----------         ---------
CASH, END OF PERIOD                                      $  8,337           $ 8,596
                                                       ==========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                              $  54,748          $ 52,300
                                                       ==========         =========
  Income taxes                                          $      -           $    800
                                                       ==========         =========

      See accompanying notes to the consolidated financial statements.

                               IMATEL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998


Note A: Nature of organization and summary of significant accounting policies

Nature of organization
Imatel Holdings, Inc. (the "Company") is a holding company organized in the state of Washington for the purpose of providing international investment banking services through its majority-owned subsidiaries:
Development Corp Services Limited (Ireland - 99.3% owned ("SFS") and SFD Societe Financiere De Distribution Geneve SA (Switzerland - 99.3% owned "SFD"). During 1998 the Company had no operations and is currently seeking to acquire an operating company.

On November 24, 1997, the Company changed its name from Development Bancorp, Ltd. to Imatel Holdings, Inc.

Basis of consolidation
The consolidated financial statements include the accounts of Imatel Holdings, Inc. and its majority-owned subsidiaries SFS and SFD. All significant intercompany transactions have been eliminated in the consolidation. Minority shareholders in SFS and SFD include the President of the Company and the minority interest in the financial statements reflects the original minority equity capital investment of $2,000. The losses of both SFS and SFD have exceeded the minority equity capital investment and have been accordingly charged against the majority interest. If the losses should reverse in future periods, the majority interests will be credited for any amounts previously absorbed before credit is made to the minority interests. Cumulative minority interest losses at December 31, 1998 approximated $30,640.

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

Marketable securities
Marketable securities consist of various equity and debt securities and are stated at current market value. All equity securities are considered "trading" securities and all debt securities are considered "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, unrealized gains and losses on equity securities are reflected in operations, and unrealized gains and losses on debt securities are charged to ?cumulative translation adjustment? on the accompanying consolidated balance sheet.

Market value is determined by quoted market prices as of the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

                     IMATEL HOLDINGS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998

Note A: Nature of organization and summary of significant accounting policies continued

Investments
Investments consist of various equity ownership interests in privately held corporations or partnerships. Investments are stated at cost, as adjusted for foreign currency translation gains or losses, if any.

Property and equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated five to seven year useful lives of the assets. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.

Intangible assets
Intangible assets consisted of organization costs, which were amortized over 60 months. During 1998 the organization costs and related accumulated amortization were written off. Amortization expense for the years ended December 31, 1998 and 1997 totaled $900 and $3,492, respectively. The Company recognized a loss on the write off of the organization costs during the year ended December 31, 1998 of $4,959.

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

Stock-based compensation
The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).
Accordingly, stock option awards are considered to be "noncompensatory" and do not result in the recognition of compensation expense (see Note H).

Fair value of financial instruments
SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

                     IMATEL HOLDINGS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998

Note A: Nature of organization and summary of significant accounting policies continued

Earnings per common share
SFAS 128 "Earnings per Share" requires a dual presentation of earnings per share-basic and diluted. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted earnings per share. Basic earnings per common share has been computed based on the weighted average number of common shares outstanding.

Reclassifications
Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

Foreign currency translation
Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for non-U.S. subsidiaries are reported in other comprehensive income
(loss). Remeasurement of assets and liabilities of non-U.S. subsidiaries that use a currency other than the U.S. dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of all non-U.S. subsidiaries are translated to U.S. Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the subsidiary involved. See Note F.

Recently issued accounting pronouncements
The Company has adopted the following new accounting pronouncements for the year ended December 31, 1998. SFAS No. 130, "Reporting Comprehensive Income," requires the reporting and display of total comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is based on the "management" approach for reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about the Company's products, the geographic areas in which it earns revenue and holds long-lived assets, and its major customers. SFAS No. 132, "Employers" Disclosures about Pensions and Other Postretirement Benefits, which requires additional disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans.

Note B:  Related party transactions

During 1996 the Company made advances totaling $303,097 to an entity owned and controlled by the President. During 1997 $7,235 was repaid to the Company. During 1998 the President incurred $14,062 of expenses on behalf of the Company. In lieu of reimbursement, the Company applied the $14,062 to the amount due from the President, leaving a remaining balance at December 31, 1998 of $281,800.

                     IMATEL HOLDINGS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998

Note B:  Related party transactions, continued

During 1998 an entity owned and controlled by the Vice President paid certain expenses on behalf of the Company, including providing office space during the fourth quarter of 1998. Both the Company and the Vice President have determined that any amounts due to the affiliated entity are minimal therefore no expense or related liability has been recorded in the financial statements.

During the year ended December 31, 1997, the Company issued 30,000 shares of common stock to officers in exchange for services rendered on behalf of the Company. The services were valued at a cost of $30,000. Further, the Company issued 22,728 common shares, at market value on the date of issuance, to an officer of the Company as payment for expenses totaling $90,912, which the officer paid on behalf of the Company. The Company also issued 500 shares of preferred stock to an affiliate for services rendered on behalf of the Company that were valued at a cost of $500.

Note C:  Investments

Investments consisted of the following at December 31, 1998:

6,205 common shares of Societe Financiere Privee     $ 4,019,960
1,140 preferred shares of Societe Financiere Privee.     114,000
                                                     -----------
TOTAL INVESTMENTS                                    $ 4,133,960

Societe Financiere Privee
The Company owns 1,140 preferred shares and 6,205 common shares representing an approximate three percent ownership interest in the Swiss corporation. Unrealized gains on foreign currency translation from Swiss francs to U.S. dollars at December 31, 1998 were $51,601 and has been recorded as a component of shareholders? equity as cumulative translation adjustment.

Canadian investments held by SFD
The Company's subsidiary, SFD in Geneva held certain equity and debt positions in several closely held Canadian corporations. Those entities and investments are described below as Gestion Guychar, Inc., Gestion
Pemp Network, and Gestion Pemp, Inc.   The principle of Gestion Guychar,
Inc. owns 100% of 3330575 Canada, Inc. Both Gestion Pemp Network and Gestion Pemp, Inc. were acquired by Polygon Financial Services, Inc. an entity owned by 3330575 Canada, Inc. On December 16, 1998 the Company sold its investment in the Canadian corporations to 3330575 Canada, Inc for a promissory note in the amount of $5,880,432 Canadian dollars (USD$3,826,397 at December 31, 1998). The 3330575 Canada, Inc. note bears interest at 3.8 percent, is due December 31, 2003, with interest payments only of $18,621 Canadian dollars (USD $12,117 at December 31,
1998) due monthly, commencing December 31, 1998. The note is collateralized by certain assets of 3330575 Canada, Inc. and guaranteed by the officers of 3330575 Canada, Inc. individually and on behalf of 3330575 Canada, Inc.

                      IMATEL HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998

Note C:  Investments continued

The Company evaluated the collectibility of the note, the value of the collateral, and the credit worthiness of the guarantors. Due to the uncertainty of the debtors' future abilities, management is recording interest as received and has discounted the note based on its evaluation of collectibility, the collateral, and the strength of the guarantees. Accordingly, the note has been recorded at its net realizable value of $- 0- and no gain on the sale of the investments has been recorded. Management plans to re-evaluate the note periodically including the effect on its accounting policy for recording interest.

Write-down of investments
1998 and 1997 Gestion Guychar, Inc.
As described above, the Company owned 4,650,000 non-voting, non-participating, and non-transferable redeemable preferred shares of
Gestion Guychar, Inc.   During 1997 Gestion Guychar, Inc. experienced a
significant liquidity crisis and consequently, the Company did not
receive its annual dividend payment.   In management's opinion, the
decline in the value of the investment in Gestion Guychar, Inc. is
permanent.   Therefore the Company recorded an allowance of $2,000,000
and $1,031,886 1997 and 1998, respectively to write down the investment
to zero.   The amount of the write down is accounted for a realized loss
and accordingly, included in the statement of operations.   Prior to the
write-down in 1997 and complete write-off in 1998, the investment experienced a decline in value in 1997 of $(242,409) and an increase in value in 1998 of $142,283 respectively, due to foreign currency exchange
rate fluctuations.   On December 16, 1998 the shares were exchanged for a
promissory note as described above.

1997 Gestion Pemp Network and Gestion Pemp, Inc.
Additionally, the Company owned an investment, in the form of a loan
to Gestion Gemp Network.   The Pemp companies, including Gestion Pemp
Network and Gestion Pemp, Inc. recently integrated with Polygone
Financial Services, Inc.   The decline in value of $48,108 in 1997 was
due to foreign currency exchange rate declines.   Due to significant
changes in the operations, which management believes has caused a significant decline in value, the Company had written off its
investment during the year ended December 31, 1997.   The loss of
$573,458 is included in the statement of operations.   On December 16,
1998, the loan was exchanged for a promissory note as described above.

 .Further, the Company owned 120,000 common shares of Gestion Pemp, Inc. The common stock represents an approximate eight percent ownership interest in Gestion Pemp, Inc. which was recently integrated with
Polygone.   The decline in value of $20,375 in 1997 was due to foreign
currency exchange rate declines.   Due to significant changes in the
operations, which management believes has caused a significant decline in value, the Company had written off its investment during the year ended
December 31, 1997.   The loss of $242,877 is included in the statement of
operations.   On December 16, 1998 the shares were returned to Gestion
Pemp, Inc. in exchange for a promissory note as described above.

                        IMATEL HOLDINGS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 1998

Note D:  Property and equipment

Property and equipment consisted of the following at December 31, 1998:

      Furniture                         $  4,365
      Equipment                           10,532
                                        --------
      Less accumulated depreciation       (7,355)
                                        -------
      Property and equipment, net       $  7,542
                                        ========

During the year ended December 31, 1998, the Company incurred losses
totaling $16,204 on the sale of furniture and equipment.   The $16,204 is
included in the accompanying financial statements as loss on sale of
property and equipment.   Depreciation expense totaled $6,278 and $9,415
for the years ended December 31, 1998 and 1997, respectively.

Note E:  Shareholders' Equity

Preferred stock
The Company has authorized an aggregate of 1,000,000 shares of no par preferred stock as follows:

Class A Preferred Stock
The Company has designated 1,500 shares of no par value Class A preferred
stock.   Class A shareholders are not entitled to receive dividends, however holders of the Class A preferred stock are entitled to elect two
thirds of the directors of the Company.   During 1997, 500 shares were
issued to an affiliate for services, valued at $500.   At December 31,
1998 and 1997 there were -0- and 1,500 shares issued and outstanding, respectively. See Note K

Class B Convertible Preferred Stock
The Company has designated 110,000 shares of no par value convertible
Class B preferred stock.   Class B shareholders are entitled to receive
dividends in a manner similar to common shareholders when declared by the
board of directors.   Each Class B share is convertible into one share of
common stock, at the option of the shareholder, provided that the market
price for the Company's common stock is at or above $4,50 per share.   At
December 31, 1998 and 1997 there were no shares issued and outstanding.

Prior period adjustment
During the year ended December 31, 1997, the Company expensed $125,777 in
officers' salaries, which were related to salaries earned in 1996.   As a
result, the retained deficit balance at December 31, 1996 was increased by $125,777.

Accumulated other comprehensive income (loss)
Other comprehensive income (loss) consisted of gains and losses on foreign currency translations incurred by the Company through transactions with its foreign subsidiaries.

                         IMATEL HOLDINGS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            December 31, 1998

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

The foreign currency transaction gain (loss) for the years ended December 31, 1998 and 1997 was $189,766 and $(31,007), respectively.

Note G:  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31, 1998 and 1997:

                                               1998         1997
   U.S. statutory federal rate                 28.98%      34.00%
   State income tax rate                        6.60%       6.14%
   Temporary differences:
     Write-down of investments                (25.04%)    (27.63%)
     Write-down of receivables                 (6.06%)     (2.40%)
     Net operating loss for which
        no tax benefit is currently available  (4.48%)    (10.11%)
                                              -------      ------
                                                   -%          -%
                                              ======       =====
At December 31, 1998 and 1997 deferred taxes consisted of the following:

                                                 1998       1997
           Deferred tax assets,
             Net operating loss carryforward   $562,616    $497,064
           Less valuation allowance            (562,616)   (497,064)
                                              ---------   ---------
              Net deferred taxes               $     -     $      -
                                              ========    =========

The valuation allowance offsets the net deferred tax asset for which
there is no assurance of recovery.   The change in the valuation
allowance for the years ended December 31, 998 and 1997 totaled $65,552
and $421,064, respectively.   The net operating loss carryforward expires
through the year 2018.

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

                           IMATEL HOLDINGS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            December 31, 1998

Note H:  Commitments and contingencies

Bank line of credit
At December 31, 1998, the Company had two Swiss Franc ("SFr") lines of credit available at Societe Financiere Privee SA, in the amounts of SFr 1,120,000 and SFr 350,000, approximately US$817,488 and US$255,465
respectively.   As of December 31, 1998, there were no amounts
outstanding under either line of credit.   Th SFr 1,120,000 line expires
November 27, 1999 and the SFr 350,000 line expired December 31, 1998.

Investment margin account
The Company's subsidiaries maintains investments with a Swiss trustee, which has deposited the investments in accounts held at Societe
Financiere Privee SA ("SFP").   The trustee is an affiliate entity owned
by the president and director of the Company.   From time to time, funds
are transferred from the subsidiaries to the parent, creating an excess
of available funds.   Available funds consist of fiduciary deposits as
required by SFP.   Further, SFP reserves the right to offset any
uncollected amounts by any positive balances of all accounts.   Further
SFP has a lien over all securities under its custody and a right of
offset against such securities for any unpaid claims.   The margin
account bears interest at 7.50% and the maximum credit limit is SFr 2,500,000, which is approximately $1,924,750 at December 31, 1998. Available credit at December 31, 1998 on the margin account is $1,074,197.

Stock option plan
At December 31, 1998, an aggregate of 800,000 shares of common stock was reserved for issuance under the Company's 1993 stock option plan.
Pursuant to the plan, the board of directors may grant options to
employees, officers, directors, or others at their discretion.   As of
December 31, 1998, no options had been granted under the plan.

Other stock options.
At December 31, 1997, an aggregate of 233,334 shares of common stock were reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 233,334 shares of common stock
(of which 194,834 were to Company officers) at $2.50 per share.   The
options expire in April 2004.   These options were not issued under the
Company's 1993 stock option plan.

Accrued officers' salaries
The board approved payment to two officers for salaries in 1996, 1997 and 1998 totaling $420,000, payable in common stock of the Company based on
the market value at time of issuance.   At December 31, 1998 no amounts
have been paid nor has any common stock been issued in satisfaction of
this commitment.   Further, the President of the Company owes the Company
$281,800 which, in the event of non-payment, may be offset by the $180,000 due to the President.

                     IMATEL HOLDINGS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            December 31, 1998

Note H: Commitments and contingencies continued

Other receivable
On October 20, 1997, the Company entered into an agreement with International marketing and Advertising, Inc., ("IMA") a Florida corporation engaged in the telecommunications business, in which the Company would purchase 51% of the outstanding common stock of IMA for
$5000,000 cash, contingent upon IMA shareholder approval.   The Company
was notified that the shareholders voted against the merger, therefore, the Company is pursuing return of the $500,000 paid as an advance on the
acquisition of IMA.   Certain shareholders of IMA are asserting that the
transaction was valid.   At December 31, 1997 and 1998, the Company
recorded allowances against the $500,000 receivable for $250,000 and $250,000, respectively, leaving a net realizable value of $-0-,. Any uncertainty with respect to the validity of the Company's assertion that it is a creditor and not an equity owner has not been reflected in the financial statements, nor have any of the revenues, expenses, assets or liabilities of IMA been recorded in the financial statements.

Note I:  Industry and geographical segment reporting

As of and for the years ended December 31, 1998 and 1997 the Company operated and had assets in the United States and Europe as follows:

                                              1998             1997
LOSS FROM OPERATIONS
  United States                            $(567,114)         $(688,339)
  Europe                                    (899,004)           (43,752)
                                         -----------          ---------
TOTAL LOSS FROM OPERATIONS                $(1,466,118)         $(732,091)
                                         ===========          =========
IDENTIFIABLE ASSETS
  United States                           $  297,679         $  590,839
  Europe                                   3,667,883          5,362,142
                                         -----------         ----------
TOTAL IDENTIABLE ASSETS                  $ 3,965,562         $5,952,981
                                         ===========         ==========
The Canadian investments as discussed in Note C are held by SFD, a Switzerland corporation and have been included in the Europe operations and assets.

Note J:  Discontinued operations

During the year ended December 31, 1997, the Company incurred expenses
totaling $14,098 regarding the disposal of discontinued operations.   The
discontinued operations related to the acquisition of KSM Holding
Corporation in 1995 that was subsequently rescinded in 1996.   Further,
under the terms of the rescission, the Company recorded a %250,000
contract receivable due from KSM.   During 1997, management deemed the
receivable as uncollectible and wrote it off.   These transactions
resulted in a $264,098 loss from the disposal of discontinued operations for the year ended December 31, 1997.

                     IMATEL HOLDINGS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            December 31, 1998

Note K:  Events subsequent to the date of the Auditor's Report
(unaudited)

On March 25, 1999 the Company changed its name to Ovvio Better Life, Inc. to reflect more appropriately its proposed new line of business, the home furnishings and houseware business.

On March 25, 1999, the Company appointed three additional directors concurrent with its proposed entrance into the home furnishings and housewares business.

On March 20, 1999, the Company converted all of the outstanding Series A Preferred Stock, which entitled the holders to elect two thirds of the directors of the Corporation, to 1,500,000 shares of common stock.. The pro forma 1998 basic and diluted earnings per share giving rise to the additional 1,500,000 common shares are $(.29) and $(.29), respectively. The pro forma 1997 basic and diluted earnings per share giving rise to the additional 1,500,000 common shares are $(.86) and $(.82), respectively.

Note L:   Year 2000 compliance
The Year 2000 issue ("Y2K") is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer and telecommunications programs that have date sensitive software may recognize a date using "00" as the year 1900 instead of 2000. This could result in system failure or miscalculations causing disruptions in operations, including the ability to process transactions, send invoices, or engage in similar normal business activities. The Company has assessed its current computer systems and has determined the overall systems to be Y2K compliant exclusive of some individual minor issues. The Company cannot determine the extent to which the Company is vulnerable to third parties' failure to remediate their own Y2K problems. As a result, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would have a material adverse affect on the Company. In view of the foregoing, there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's business.

                         SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 1999

IMATEL HOLDINGS, INC.

By:/s/ Dempsey K. Mork
   --------------------
Dempsey K. Mork
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 1999.

-----------------------
By:/s/ Riccardo Mortara Riccardo Mortara
President (principal executive officer) and Director

-----------------------
By:/s/ Dempsey K. Mork Dempsey K. Mork
Chief Financial Officer and  Director