Form 10-Q
period 1998-07-31
OVVIO BETTER LIFE INC
filed 1999-05-18
CIK 915337

TYPE:  10QSB
 SEQUENCE:  1
 DESCRIPTION:  MARCH 1999 - 10QSB



                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549
                                         FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from __________________ to ____________________.

         Commission File Number 0-22934

                                      Ovvio Better Life, Inc.
               (Exact Name of Small Business Issuer as specified in its Charter)


            Washington                                         91-1268870
(State or other Jurisdiction of                              I.R.S. Employer
Incorporation or Organization                             Identification
Number)


83-888 Ave. 51 (Box 1130), Thermal, CA                                92274
(Address of principal executive offices)                              (Zip
Code)

                                                       (760) 398-9700
                                                   (Issuer's telephone number)


               Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                   4,894,668
Title of Class                            Number of Shares Outstanding
                                                at March 31, 1999
No exhibits included.












































                        Ovvio Better Life, Inc.

                          CONSOLIDATED BALANCE SHEET
                                   Assets


                                    March 31,             December 31,


                                        1999                    1998

Current assets:



     Cash                               7,982      $          8,337
        Loan Receivable Related Party 281,800               281,800


           Total current assets       289,782               290,137




INVESTMENTS, Net                    4,133,960             4,133,960

PROPERTY & EQUIPMENT, less Accum.
  Deprec. $7,955 & $7,355               6,942                 7 ,542
  OTHER ASSETS                             -                     -

                                    ----------            -----------
              TOTAL ASSETS          $4,430,684            $4,431,639
                                    ==========            ===========




                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Investment Margin Account (Note5) $    741,651      $    750,553
   Accounts payable                        18,944            18,944
   Other accrued liabilities (Note3)      464,000           436,000

                                      -----------       -----------
       TOTAL LIABILITIES             $  1,224,595      $  1,205,497

                                      ___________        __________





MINORITY INTEREST

                                            2,000             2,000



Shareholders' equity:
     Preferred Stock, no par value; 1,000,000 shares authorized, 1,500 shares issued and outstanding 12/31/98 only (Note 8)

                                                 -             1,500
     Common Stock, no par value; 50,000,000
           shares authorized; 4,894,668 &
           3,370,168 shares issued and outstanding
           respectively, Note 8         12,254,097            12,252,597

     Foreign currency translation (Note 6)
                                        (  127,728)           (  163,360)
     Retained (deficit)                 (8,922,280)           (8,866,595)
           Total shareholders' equity

                                         3,204,089             3,224,142

           Total Liabilities and Equity
                                        $4,430,684      $      4,431,639






























      The accompanying notes are an integral part of these financial statements


                                 Ovvio Better Life, Inc.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 1999 and 1998



                                Three Months Ended


                                     March 31,
                                1999           1998
Revenues:



     Commissions and consulting fees

                             $      --      $       -
     Income (Note 1)            35,768          22,233
                            ----------       ---------

           Total revenues     $ 35,768      $   22,233


General and administrative expense (Note 4)
                              $ 80,419      $   97,471

INCOME (LOSS) FROM OPERATIONS

                               (44,651)        (75,238)


Other income (expense):
     Interest Income on marketable securities
                                     0          11,028
     Interest expense (Note 2  (11,034)        (27,347)
     Unrealized (loss) marketable securities

                                     0               0

     Writedown of Investments

                                     0               0

     Foreign currency transaction (loss)

                                     0               0
           Total Other (Expense)

                               (11,034)        (16,319)
Gain (loss) from Continuing operations

                               (55,685)        (91,557)
Gain (loss) from Discontinued operations

                                     0               0
     Net income (loss)
                           $   (55,685)    $   (91,557)





Per share information:
     Basic (loss) per common share:
           Continuing operations
                              $  (0.01)      $   (0.02)
                              --------       ----------
           Discontinued operations
                              $  (0.00)       $  (0.02)

     Basic Weighted average number of
           common stock shares outstanding

                             4,894,668        3,370,168
                             =========        =========
           (Note 8 for period 3/31/99 only)

     Diluted (loss) per common share:
           Continuing operations
                              $  (0.01)      $     (0.01)
           Discontinued operations
                              $  (0.00)      $     (0.00)
     Diluted weighted average number of
           common stock shares outstanding

                             4,894,668         3,370,168
           (Note 8 for period 3/31/99 only)



























      The accompanying notes are an integral part of these financial statements



                                   Ovvio Better Life,  INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Three Month Periods Ended March 31, 1999 and 1998



                                            Three Months Ended


                                                 March 31,


                                         1999            1998
     Operating Activities:



     Net income (loss)
                                     $   (55,685)   $  (91,557)
     Transactions not requiring cash:
           Depreciation and amortization

                                             600         3,300
           Unrealized (gain) loss/marketable securities

                                              --            --
           Foreign currency transaction (gain) loss

                                              --            --

Changes in current assets and current liabilities:
     Receivable, marketable securities and other
      (Note 7 for 3/31/98 only)
           current assets (Increases)/Decreases

                                              --       314,780

     Other accrued liabilities and investment margin
          (Decreases)/Increases
       (Note 7 for 3/31/98 and Note 3 3/31/99)


                                           19,098     (297,741)


NET CASH (USED) PROVIDED BY
     OPERATING ACTIVITIES

                                         (35,987)      (71,218)

INVESTING ACTIVITIES
     Changes in loan and contract receivable
           related party, net

                                              --            --

     Sale (purchase) of property and equipment

                                              --         3,020

                                        --------     ----------


NET CASH (USED) PROVIDED IN
     INVESTING ACTIVITIES

                                              --              --
                                       ---------     -----------


TRANSLATION (INCREASE) ADJUSTMENT
     CHANGES TO CASH (Note 4)

                                         35,632          62,661



INCREASE (DECREASE) IN CASH

                                        (   355)         (5,537)



CASH, BEGINNING OF PERIOD

                                          8,337           8,596



CASH, END OF PERIOD               $       7,982      $     3,059



























       The accompanying notes are an integral part of these financial statements


                                      Ovvio Better Life, Inc.

                                   CONSOLIDATED FINANCIAL NOTES

                              PERIOD ENDING THREE MONTHS MARCH 31, 1999

General

         The condensed consolidated financial statements of Ovvio Better Life, Inc., (formerly Imatel Holdings, Inc.) included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Ovvio Better Life, Inc., believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 1999 should be read in conjunction with the financial statements and notes thereto included in this report and Imatel Holding, Inc.'s annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

         The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

Note 1 - Revenue Income - Current year 1999 Income represents the receipt of three (3) monthly payments of interest from Guychar, Inc. The first quarter of 1998 Income was attributable to the accruals/payments received on Marketable Securities and Investments

Note 2 - Other Income/ Expense - Interest expense for both periods is attributable to the bank service charges (interest and fees) on the investment margin accounts in Geneva. (See Note 5 on the Investment Margin Liability Account - SFP Bank stock Purchases)


Note 3 - Other Accrued Liabilities - During the current quarter of 1999, there was an increase of $28,000 due the regular quarterly accruals of 30,000 for Officers/Directors salaries/fees and $3,000 for the 1999 year end audit fees, offset by the $5,000 retainer payment to the Company Auditors for the 1998 year end audit which was successfully completed on time and on budget.


Note 4 - General and Administrative Expenses - First quarter expenses of $ 80,419 are lower than prior year's first quarter levels of $97,471 on lower expenses at the Thermal Corporate Offices due to downsizing and expense reductions.



Note 5 - Investment Margin Liability Account - This account represent the stock margin accounts on the SFP Bank Stock Purchases in Geneva. During the first quarter of 1999, there was a slight decrease of $8,902 due to favorable foreign currency conversion rates, (See Note 2 on Other Income/ Expense-Interest Expense for this Liability Account).


Note 6 - Cumulative Translation Balance Sheet Adjustment Account - This account reflected a reduction of $35,632 during the first quarter of 1999 due to the restatement of the prior year end closing conversion rates which utilized an overall average for all of fiscal 1998. At the start of each fiscal year, the beginning balance of each foreign currency account must be recalculated at the new conversion rate for the first quarter. This is primarily a timing adjustment and has no P&L effect for the start of the new fiscal year. This approach has been consistently followed for the prior accounting periods.

Note 7 - Cash Flow Statement for the first quarter of 1998 - The $ (297,741) decrease in the investment Margin Liability Account was due primarily to the sale of $370,072 (US Dollars) Marketable (Debt) Securities which were sold at their normal maturity date.

Note 8 - Preferred Stock Shares Issued and Outstanding at the end of the fiscal year 12/31/1998 were canceled and exchanged for 1,500,000 shares of Common Stock on 3/20/1999. The Balance Sheet reflects this exchange in the first quarter of 1999; the Income Statement per share calculation for the first quarter of 1999lso includes this exchange. There is no cash effect for the first quarter 1999 for these transactions.


ITEM 2.  Management's Discussion and Analysis

        The company filed an 8-K that reflects a new direction of marketing in the home furnishings and housewares industry.

        Imatel Holdings, Inc. changed its name to Ovvio Better Life,
Inc., in the first quarter of 1999 to more properly reflect its marketing efforts in the home furnishings and houseware business. Ovvio Better Life, Inc. is currently negotiating a lease on a 125,000 square foot retail store in Italy. Ovvio Better Life, Inc. is finalizing an agreement with the Semeraro Group to secure a franchise to market its products in Europe and in the US.

         Appointment of additional directors
The company has appointed three additional directors:

Giovanni Semeraro
Mr. Semeraro is 50. His business expertise includes thirty years experience in the furniture industry. Mr. Semeraro was in the manufacturing business for ten years and has twenty years experience in retail sales, distribution and exporting. He founded Ovvio S.p.A. in 1992. Mr. Semeraro holds senior management positions as President and Managing Director of several Semeraro Companies. On March 25th 1999, Mr. Semeraro was elected to the Board of Directors of Ovvio Better Life, Inc.

Luigi Zavaglio
Mr. Zavaglio is 33. His business experience has been banking (1985-1991) and the finance field for various furniture companies (1991-1999). He was named Managing Director of Ovvio S.p.A. in 1992, and is currently in that position. Mr. Zavaglio has seved as President of Semeraro Mobili and Ekko companies from 1996 to present. Mr. Zavaglio has been a member of the International Association of Financial Executives Institutes (IAFEI) and National
Association of Administration and Financial Managers (ANDAF), since 1996. Mr. Zavaglio was elected a Director of Ovvio Better Life, Inc. on March 25th, 1999.

Lorenza Semeraro
Ms. Semeraro is 25. She received an accounting degree in 1993 from Einaudi Institute. Her education includes studies at the University of Brighton Politechnic (England) and two years at Claremont (Pitzer) College, Los Angeles, CA and San Diego International University, CA (USA). Ms. Semeraro majored in english and marketing. Her business experience includes two years (1994-95) as purchasing manager in Hong Kong for Gruppo Semeraro Holdings. She has served as a member of the board of directors for Semeraro Holdings since 1996.In 1997, she assumed public relations responsibility for Gulliver (London, England) and in addition has duties as product manager for the Ovvio houseware and textile business areas of Gruppo Semeraro Holdings (1997 to the present). On March 25th, 1999, Ms. Semeraro was elected a director of Ovvio Better Life, Inc.

Item 4.   Coversion of Preferred Shares
The company converted all of the outstanding Series A Preferred Stock, which entitled the holders to elect two thirds of the directors of the Corporation, in consideration for 1,500,000 shares of Common Stock.

Item 5. Employees Stock Option Plan for 16,000,000 shares of common stock The price range of Ovvio Better Life, Inc.'s common stock over the last three months, after giving effect to a one for four reverse split, has be $.36 to $1.87. The ESOP gives the holders the right to purchase 2,000,000 shares @ $4.00; 7,000,000 shares @ $5.00; and 7,000,000 shares @ $6.00. The option to purchase 2,000,000 shares @ $4.00 are owned as follows: 950,000 shares by Dempsey K. Mork; 950,000 shares by Riccardo Mortara; and 100,000 shares by Randall A. Baker. The option to purchase 7,000,000 shares @ $5.00 are owned as follows: 1,700,000 shares by Giovanni Semeraro; 1,700,000 shares by Lorenza Semeraro; 200,000 shares by Luigi Zavaglio;
1,700,000 shares by Dempsey K. Mork; and 1,700,000 shares by Riccardo Mortara. The option to purchase 7,000,000 @$6.00 are owned as follows:
1,700,000 shares by Giovanni Semeraro; 1,700,000 shares by Lorenza Semeraro; 200,000 shares by Luigi Zavaglio; 1,700,000 shares by Dempsey K. Mork; and 1,700,000 shares by Riccardo Mortara.

Item 6. Ovvio Better Life, Inc. has entered into an agreement with Lighthouse Ltd. to place shares of Ovvio Better Life, Inc. at $2.85 per share for up to 7,000,000 shares. Riccardo Mortara and Dempsey K. Mork, directors of Ovvio Better Life, Inc. have a financial interest in Lighthouse Ltd. Lighthouse Ltd. will earn the difference between the $2.85 paid to Ovvio Better Life, Inc. and the price paid by Lighthouse Ltd.'s customer.
The shares issued under this agreement will be restricted.










































                  The accompanying selected information is an integral part of the financial statements.



PART II.  OTHER INFORMATION

           Reverse Stock Split
The company effected a reverse stock split of one share for every four owned on March 20, 1999 and effective April 7th 1999.















































                                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 17, 1999                   By: /s/
                                          Dempsey K. Mork
                                         (Chief accounting and financial officer
                                          and duly authorized officer)