Form 10-Q
period 1999-06-30
OVVIO BETTER LIFE INC
filed 1999-09-09
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549

                                       FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to ____________________.

         Commission File Number 0-22934

                                      Ovvio Better Life, Inc.
               (Exact Name of Small Business Issuer as specified in its Charter)


            Washington                                    91-1268870
(State or other Jurisdiction of                           I.R.S. Employer
Incorporation or Organization                             Identification
Number)


83-888 Ave. 51, Coachella, CA                                92236
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

                                                   Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                          1,458,187
Title of Class                                      Number of Shares
                                                    outstanding
                                                    at June 30, 1999
No exhibits included.



General

The condensed consolidated financial statements of Ovvio Better Life, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Ovvio Better Life's management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months and the six months ended June 30, 1999 should be read in conjunction with the financial statements and notes thereto included in this report and Ovvio Better Life's annual report on Form 10-KSB for the fiscal year ended December 31, 1998, and Form 10-QSB for the period ending March 31, 1999.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The result of the interim period are not necessarily indicative of trends or of results to be expected for a full year.




Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.




Ovvio Better Life, Inc. has finalized a license agreement with Ovvio Holding B.V., a Dutch company which allows Ovvio Better Life the exclusive right to market Ovvio products on the Internet. The same agreement grants Ovvio
Better Life the right to use the Ovvio name and the right to market Ovvio products in its new store to be located in Stezzano Italy. The license is for the period up to Dec 31, 2005 and Ovvio has options to extend the term for up to 12 years. Ovvio will pay an annual fee of $ 10,000 Eur for the license plus a royalty of 2.5% on Ovvio sales in the Stezzano store.

Ovvio's concept, which is carried out in all its stores, is that the company carries a full line of high quality Italian designed home accessories, furniture, appliances, and decorator items.

The main activity of the US office will be to market Ovvio products throughout the world over the Internet. The Internet logistics of inventory, shipping, and customer service will managed by Lorenza Semeraro, who is a Ovvio Better Life director working in Erbusco, Italy. Ovvio Better Life is budgeting $1.5 million over the next 18 months to establish itself as an Internet company.

In anticipation of signing a lease agreement on a new store and operating a retail store, Ovvio incorporated an Italian subsidiary named Ovvio Vivere Meglio S.p.A for this purpose. The store lease was executed on July 21, 1999. The lease covers a 120,000 square foot retail store in a new shopping mall located in Stezzano Italy. Along with the store, Ovvio's Italian subsidiary received one of the few licenses allowing the retail store to remain open on Sundays. The leasehold improvements, inventory selection, employee staffing and oversight of the retail store will managed by Giavanni Semeraro, who is an Ovvio Better life director located in Erbusco, Italy. Ovvio Better Life is budgeting $6 million to establish the retail store.

Ovvio Better life has received a subscription from Semeraro Group, to purchase 840,000 shares of Ovvio Better Life common stock at $3.00 per share, accompanied by a bank guarantee.. These shares will be purchased over a period of 8 months, which coincides with Ovvio Better Life's capital needs for opening the Stezzano store together with the already raised $600,000 plus.

After reserving $1.5 million for establishing the company as an Internet company and developing its E-commerce, it is anticipated Ovvio Better Life will need to borrow about $2 million for its retail store.

Ovvio Better Life expects to generate immediate positive cash flow and profits for its retail store. It is expected that these profits will exceed the early expected operating losses incurred by the companies Internet marketing efforts. By combining the establishment of a physical retail store concurrently with selling and shipping Italian designed furniture to customers throughout the world over the Internet, the company expects to avoid the huge early losses sustained by most Internet companies.

Luigi Zavaglio resigned as a Ovvio Better Life director prior to the company executing the license agreement with Ovvio Holding B.V., a Dutch company and Ovvio Vivere Meglio S.p.A. executing the real estate lease, to avoid a conflict of interest. Luigi Zavaglio was not involved in any of the negotiations leading up to these agreements. Luigi Zavaglio was appointed Chief
Financial Officer of Ovvio Vivere Meglio S.p.A.   Randall A. Baker, who has
served as the company's corporate secretary for the past two years, was appointed to the board of directors. Mr. Baker participated in the contract negotiations and supported the transaction, along with all of the other directors.



















                                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 8, 1999       By:   /s/Dempsey K. Mork
                                    Dempsey K. Mork
                                    (Chief accounting and financial officer
                                    and duly authorized officer)














                                       Unaudited
                                 Ovvio Better Life, Inc.

                               CONSOLIDATED BALANCE SHEET
                                        Assets


                                   June 30,       December 31,
                                     1999            1998

Current assets:



     Cash                            5,084      $      8,337
     Loan Receivable Related
     Party (Note 6)                     -0-          281,800
     Interest Receivable            12,331                -0-



           Total current assets     17,415           290,137




INVESTMENTS, Net                 4,133,960         4,133,960

PROPERTY & EQUIPMENT, less Accum.
  Deprec. $8,555 & $7,355            6,342            7 ,542

Construction in Progress
 (Note 7)                          232,224                -0-
  OTHER ASSETS                           -                 -

                                ----------       -----------
              TOTAL ASSETS      $4,389,941        $4,431,639
                                ==========        ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Investment Margin
   Account (Note8)            $    335,732      $    750,553
   Accounts payable                  7,097            18,944
   Other accrued liabilities       480,004           436,000
    Deferred Income Credits         55,578                -0-


                               -----------       -----------
       TOTAL LIABILITIES     $     878,411      $  1,205,497


                               ___________        __________





MINORITY INTEREST                    2,000             2,000

Preferred Stock                         -0-            1,500


Shareholders' equity:

     Common Stock, no par value;
     50,000,000 shares authorized;
     1,458,187 & 842,542 shares
     issued and outstanding
     respectively               12,586,451         12,252,597

     Foreign currency
     translation                (  108,378)        (  163,360)
     Retained (deficit)         (8,968,543)        (8,866,595)

                             -------------       ------------
           Total shareholders'
           equity                3,509,530          3,222,642

                             -------------        -----------

           Total Liabilities
           and Equity           $4,389,941   $      4,431,639
                                  ========            =======












  The accompanying notes are an integral part of these financial statements




                                        Unaudited
                                 Ovvio Better Life, Inc.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Three & Six  Months Ended March 31, 1999 and 1998



                                     Three Months Ended   six Months Ended
                                           March 31,          June 30,
                                       1999       1998      1999       1998
Revenues:

     Commissions and consulting
     fees                             $     -0- $     -0-      -0-  $     -0-
     Income (Note 1)                    46,598    34,194   83,366     56,427

     General & Administrative
     Expenses (Note 2)                  98,122   173,743  178,541    298,561
                                    ----------  -------  --------  ---------

     Income (Loss) from Operations     (51,524) (139,549) (96,175)  (242,134)
                                    ---------- --------- --------  ---------
     Other Income (expense)
      Interest & Income on
      Marketable Securities                 -0-   (1,067)      -0-     9,961
      Interest (Expense)
         Bank Chg (Note 3)              (8,405)       -0- (19,439)        -0-
      Writedown Investments Note 4          -0(1,139,603)      -0-(1,139,603)
Settlement Income- IMA                  16,666        -0-  16,666         -0-
       Purchase Technology
Foreign Currency Transaction
       (Loss)                           (3,000)       -0-  (3,000)        -0-
                                     ---------  -------- --------  ---------

       Total Other Income (Expense)     5, 261(1,140,670)  (5,773)(1,129,642)
                                    ---------- ---------  -------- ---------

       Gain (Loss) from Continuing
       Operations                     (46,263)(1,280,219)(101,948)(1,371,776)
       Gain (Loss) from
        Discontinued Operations            -0-  (281,800)      -0-  (281,800)
                                    ---------   -------- --------  ---------
          Net Income (Loss)           (46,263)(1,562,019)(101,948)(1,653,576)
                                      =======   ========  =======   ========
         Per Share Information (Note 5)

     Basic (Loss) Per Common Share
      Continuing Operation            $ (0.03)     (1.52)  $(0.09)     (1.62)
                                   ---------- ---------- --------  ---------
      Discontinued Operation          $ (0.00)     (0.33)  $(0.00)     (0.33)
                                    --------- ---------- ---------  ---------
      Basic Weighted Avg Number
      of common stk shs outstanding
                                    1,340,927    842,542 1,176,840    844,584
                                      =======   ========  ========   ========

 Diluted (Loss) Per common sh
      Continuing Operation            $ (0.04)     (1.42) $  (0.08)     (1.52)

      Discontinued Operations         $ (0.00)     (0.31) $  (0.00)     (0.31)

      Diluted Weighted Average
      Number of common stock
      Shares Outstanding            1,176,840    900,876 1,340,927    900,377
                                      =======    =======   =======     ======
























      The accompanying notes are an integral part of these financial statements





                               Unaudited
                         Ovvio Better Life, Inc.
                 Consolidated Statement of Cash Flows
         For the Three & Six Months Ended June 30, 1999 & 1998
                            Three months ended      Six months ended
                                  June 30                June 30
                             1999        1998        1999         1998
Operating Activities:

      Net income (loss)   $ (46,263) (1,562,019)   $(101,948) (1,653,576)


     Transactions not
     requiring cash:
     Depreciation and
     amortization               600       9,250        1,200      12,550


    Foreign Currency Transaction
    (Gain) Loss                  -0-         -0-          -0-         -0-

    Writedown Pemp Investment    -0-  1,139,603           -0-  1,139,603

    Changes in Current
    Assets and Liabilities:
    Receivables/Marketable
    Securities/other assets
    (Increase)/Decrease     269,469     316,390      269,469     609,110


    Investment Margin Account,
    Accounts Payable, Other
    Accrued Liabilities & Deferred
     Income Credits (Decreases)
     Increases             (346,184)    100,154     (327,086)   (512,190)
                        -----------   ---------   ----------  -----------

Net Cash (Used) Provided
by Operating Activities    (122,378)      3,378     (158,365)   (404,503)

Investing Activities:
Sale (Purchase)
Property & Equipt                -0-     (2,992)          -0-       2,087
 Leasehold  Improvments    (232,224)         -0-    (232,224)          -0-

Financing Activities:
Proceeds From Issuance Common
Stock                       332,354          -0-     333,854           -0-
Liquidation of Preferred Stock   -0-         -0-      (1,500)          -0-

Translation (Increase) Adj.
Changes to Cash              19,350      (2,807)      54,982       79,855

                          ---------   ---------    ---------   ----------
Net Increase (Decrease)
In Cash                      (2,898)     (2,421)      (3,253)    (322,561)

Cash in Beginning of Period   7,982       3,059        8,337      323,199

Cash at End of Period         5,084         638        5,084          638












       The accompanying notes are an integral part of these financial statements



























                                 Unaudited

                           Ovvio Better Life, Inc.

                        CONSOLIDATED FINANCIAL NOTES

             For the Three and Six Month Period Ending June 30, 1999


Note 1 - Revenue Income - Current year 1999, secoond quarter and six months
YTD represents the receipt/accruals of six (6) monthly payments of interest from Guychar, Inc. The first and second quarters of 1998 was attributable to the accruals/payments on Marketable Securities and Investments.

Note 2 - General and Administrative Expenses - Second quarter and 6 months YTD 1999 expenses are lower than prior year's similar periods due to reduced expenses at the Thermal Corporate Offices.


Note 3 - Other Income/ Expense - Interest expense for 1999 is attributable to bank service charges (interest and fees) on the investment margin accounts in Geneva. (See Note 8 on the Investment Margin Liability Account - SFP Bank stock Purchases).


Note 4 - Writedown of Pemp Investment - Prior year, 1998 second quarter and YTD had a writedown of $1,139.603.

Note 5 - Per share information - The common stock number of shares outstanding for all periods reflect the one for four share reverse split effective April, 1999. Prior periods have been recalculated to make per share data comparable to the June 30, 1999 data.

Note 6 - The related party note receivable (Sangate) was paid off in full during the second quarter of 1999 by the SFP Bank (Geneva) in conjunction with their purchase of 178,500 shares of Ovvio Better Life, Inc. on 4/29/1999.

Note 7 - Construction in Progress - The $232,224 charges in the second quarter of 1999 represents payments made for leasehold improvements on the new Ovvio Better Life, Inc. store in Italy.


Note 8 - Investment Margin Liability Account - This account represent the stock margin accounts on the SFP Bank Stock Purchases in Geneva. During the second quarter of 1999, there was a decrease of $405,919 due primarily to the cash received on sale of Ovvio common stock for $332,354.













                  The accompanying selected information is an integral part of the financial statements.