Form 10-Q
period 1999-09-30
OVVIO BETTER LIFE INC
filed 1999-11-19
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549

                                       FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30,
1999

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

                                                   Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                          1,458,187
Title of Class                                      Number of Shares
                                                    outstanding
                                                    at September 30, 1999
No exhibits included.



General

The condensed consolidated financial statements of Ovvio Better Life, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Ovvio Better Life's management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months and the nine months ended September 30, 1999 should be read in conjunction with the financial statements and notes thereto included in this report and Ovvio Better Life's annual report on Form 10-KSB for the fiscal year ended December 31, 1998, and Form 10-QSB for the period ending March 31, 1999.

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

Ovvio Better life has received a subscription from Semeraro Group, to purchase 840,000 shares of Ovvio Better Life common stock at $3.00 per share, accompanied by a bank guarantee. These shares will be purchased over a period of 8 months, which coincides with Ovvio Better Life's capital needs for opening the Stezzano store together with the already raised $600,000 plus.

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


Date: November 15, 1999       By:   /s/Dempsey K. Mork
                                    Dempsey K. Mork
                                    (Chief accounting and financial officer
                                    and duly authorized officer)














                                       Unaudited
                                 Ovvio Better Life, Inc.

                               CONSOLIDATED BALANCE SHEET
                                        Assets


                                   September 30,    December 31,
                                     1999            1998

Current assets:



     Cash                           20,364      $      8,337
     Loan Receivable Related
     Party                              -0-          281,800
     Interest Receivable            12,172                -0-



           Total current assets     32,536           290,137




INVESTMENTS, Net                 4,133,960         4,133,960

PROPERTY & EQUIPMENT, less Accum.
  Deprec. $9,155 & $7,355            5,742            7 ,542

Construction in Progress           232,224                -0-
  OTHER ASSETS                           -                 -

                                ----------       -----------
              TOTAL ASSETS      $4,404,462        $4,431,639
                                ==========        ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Investment Margin
   Account                    $    367,198      $    750,553
   Accounts payable                  9,097            18,944
   Other accrued liabilities       522,004           436,000
    Deferred Income Credits         27,794                -0-


                               -----------       -----------
       TOTAL LIABILITIES     $     926,093      $  1,205,497


                               ___________        __________





MINORITY INTEREST                    2,000             2,000

Preferred Stock                         -0-            1,500


Shareholders' equity:

     Common Stock, no par value;
     50,000,000 shares authorized;
     1,458,187 & 842,542 shares
     issued and outstanding
     respectively               12,586,451         12,252,597

     Foreign currency
     translation                (  108,542)        (  163,360)
     Retained (deficit)         (9,001,540)        (8,866,595)

                             -------------       ------------
           Total shareholders'
           equity                3,478,369          3,222,042

                             -------------        -----------

           Total Liabilities
           and Equity           $4,404,462   $      4,431,639
                                  ========            =======












  The accompanying notes are an integral part of these financial statements




                                        Unaudited
                                 Ovvio Better Life, Inc.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Three & Nine Months Ended September 30, 1999 and 1998



                                     Three Months Ended  Nine Months Ended
                                        September 30,       September  30,
                                       1999       1998      1999       1998
Revenues:

     Commissions and consulting
     fees                             $     -0- $     -0-      -0-  $     -0-
     Income (Note 1)                    46,994    11,301  129,360     67,729

     General & Administrative
     Expenses (Note 2)                  91,378    89,020  269,919    387,581
                                    ----------  -------  --------  ---------

     Income (Loss) from Operations     (44,384)  (77,719)(140,559)  (319,852)
                                    ---------- --------- --------  ---------
     Other Income (expense)
      Interest & Income on
      Marketable Securities                 -0-       -0-      -0-     9,961
      Interest (Expense)
         Bank Chg (Note 3)              (5,279)       -0- (24,718)        -0-
      Writedown Investments                 -0-       -0-      -0-(1,421,403)
Settlement Income- IMA                  16,666        -0-  33,332         -0-
       Purchase Technology
Foreign Currency Transaction
       (Loss)                               -0-       -0-  (3,000)        -0-
                                     ---------  -------- --------  ---------

       Total Other Income (Expense)     11,387        -0-  (5,614)(1,411,442)
                                    ---------- ---------  -------- ---------

       Gain (Loss) from Continuing
       Operations                     (32,997)   (77,719)(134,945)(1,731,294)
       Gain (Loss) from
        Discontinued Operations            -0-        -0-      -0-        -0-
                                    ---------   -------- --------  ---------
          Net Income (Loss)           (32,997)   (77,719)(134,945)(1,731,294)
                                      =======   ========  =======   ========
         Per Share Information (Note 4)

     Basic (Loss) Per Common Share
      Continuing Operation            $ (0.02)     (0.09)  $(0.11)     (1.96)
                                   ---------- ---------- --------  ---------
      Discontinued Operation          $ (0.00)     (0.00)  $(0.00)     (0.33)
                                    --------- ---------- ---------  ---------
      Basic Weighted Avg Number
      of common stk shs outstanding
                                    1,458,187    842,542 1,247,052    844,074
                                      =======   ========  ========   ========

 Diluted (Loss) Per Common Share
      Continuing Operation            $ (0.04)     (0.09) $  (0.16)     (1.92)

      Discontinued Operations         $ (0.00)     (0.00) $  (0.00)     (0.00)

      Diluted Weighted Average
      Number of common stock
      Shares Outstanding              844,074    871,909   844,074    885,919
                                      =======    =======   =======     ======
























      The accompanying notes are an integral part of these financial statements





                               Unaudited
                         Ovvio Better Life, Inc.
                 Consolidated Statement of Cash Flows
         For the Three & Nine Months Ended September 30, 1999 & 1998
                            Three months ended       Nine months ended
                               September 30             September 30
                             1999        1998        1999         1998
Operating Activities:

      Net income (loss)   $ (32,997)    (77,719)   $(134,945) (1,731,294)


     Transactions not
     requiring cash:
     Depreciation and
     amortization               600       2,400        1,800       3,855


    Foreign Currency Transaction
    (Gain) Loss                  -0-         -0-          -0-         -0-

    Writedown Pemp Investment    -0-         -0-          -0-    889,603

    Changes in Current
    Assets and Liabilities:
    Receivables/Marketable
    Securities/other assets
    (Increase)/Decrease          159      95,887      269,628    1,645,934

    Changes in Related Party
    Receivables (Increase)
    Decrease                      -0-         -0-          -0-     295,862


    Investment Margin Account,
    Accounts Payable, Other
    Accrued Liabilities & Deferred
     Income Credits (Decreases)
     Increases               47,682       37,823     (279,404) (1,118.008)
                        -----------   ---------   ----------  -----------

Net Cash (Used) Provided
by Operating Activities      15,444       58,391     (142,921)    (14,048)

Investing Activities:
Sale (Purchase)
Property & Equipt                -0-          -0-          -0-       4,626
 Leasehold  Improvments          -0-          -0-    (232,224)          -0-

Financing Activities:
Proceeds From Issuance Common
Stock                            -0-          -0-     333,854           -0-
Liquidation of Preferred Stock   -0-          -0-      (1,500)          -0-

Translation (Increase) Adj.
Changes to Cash                (164)     (31,914)      54,818       27,941

                          ---------   ---------    ---------   ----------
Net Increase (Decrease)
In Cash                      15,280       26,477       12,027      18,519

Cash in Beginning of Period   5,084         638         8,337        8,596

Cash at End of Period        20,364      27,115        20,364       27,115












       The accompanying notes are an integral part of these financial statements



























                                 Unaudited

                           Ovvio Better Life, Inc.

                        CONSOLIDATED FINANCIAL NOTES

             For the Three and Nine Month Period Ending September 30, 1999


Note 1 - Revenue Income - Current year 1999, third quarter and nine months YTD represents the receipt/accruals of nine (9) monthly payments of interest from Guychar, Inc. The three quarters of 1998 was attributable to the accruals/payments on Marketable Securities and Investments.

Note 2 - General and Administrative Expenses - Third quarter and 9 months YTD 1999 expenses are lower than prior year's similar periods due to reduced expenses at the Thermal Corporate Offices.

Note 3 - Other Income/ Expense - Interest expense for 1999 is attributable to bank service charges (interest and fees) on the investment margin accounts in Geneva.

Note 4 - Per share information - The common stock number of shares outstanding for all periods reflect the one for four share reverse split effective April, 1999. Prior periods have been recalculated to make per share data comparable to the September 30, 1999 data.






                  The accompanying selected information is an integral part of the financial statements.