Form 10KSB
period 1999-12-31
OVVIO BETTER LIFE INC
filed 2000-05-17
CIK 915337

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                            FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 [Fee Required]

        For the fiscal year ended December 31, 1999 [ ]

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


83-888 Avenue 51 Coachella, CA 92236
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:760-398-9700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0.00. The aggregate market value of the voting stock held by non-affiliates of the registrant was $42,433 based upon the average of the bid and asked price of the Common Stock of $.125 as of December 31, 1999. The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 1999: Common Stock, No Par Value - 1,422,687 shares




Item 1. Description of Business Development.   Ovvio Better Life, Inc. (the
Company) is a holding company. The Company was incorporated on August 16, 1984 in the state of Washington under the name Gold Valley, Inc. for the primary purpose of exploring and developing gold properties. No commercial ore deposits were developed. In 1986, the Company acquired an 18.75% interest in an oil partnership consisting of five wells in Pondera County, Montana. In 1991, the Company sold this partnership interest to the then officers and directors of the Company on an installment contract. In
1991, the Company canceled this contract from these affiliates in exchange for investment banking and financial consulting services when it became apparent that the affiliates were not willing or able to pay.
After sale of its partnership interest, the Company began to seek other business opportunities. On August 13, 1993, the Company changed its name to Development Bancorp, Ltd. and effected a 165-for-1 reverse stock split in preparation for a private placement fund raising.

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

 Item 2. Description of Property

The Company's headquarters in Coachella, CA is furnished by the Company's Chief Financial Officer.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None



                                PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

Market Information.   Until October 4, 1993 the Company's common stock
was traded only intermittently over-the-counter in what is commonly referred to as the "pink sheets." The Common Stock was listed without price quotations in 1992 and in 1993 through October 4, 1993. Thereafter, the Common Stock was quoted in the NASD's Electronic Bulletin Board, by Wilson, Davis that reports the following high and low bid prices. These prices have been adjusted for a one-for-six stock dividend to holders of record as of November 1, 1996, payable November 15, 1996, and a one for four reverse stock split March 20, 1999 and effective April 7, 1999:

                                                  High                Low
Quarter Ended
March 31, 1997                                   5.75                 3.25
June 30, 1997                                    6.00                 4.00
September 30, 1997                               5.25                 3.25
December 31, 1997                                5.00                 2.50
March 31, 1998                                   .375                 .875
June 30, 1998                                    .125                 .625
September 30, 1998                                .25               .53125
December 31, 1998                                .125                  .25
March 31, 1999                                  1.00                  1.50
June 30, 1999                                   3.00                  3.875
September 30, 1999                               .35                    .65
December 31, 1999                                .125                  .25
March 31, 2000                                   .75                   1.00

These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The Company does not believe that trading of its common stock currently is necessarily reflective of an established trading market.

Holders.    As of December 31, 1999, there were approximately 161 record holders of Company common stock. There are no preferred shareholders.


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

At December 31, 1999, the Company had two Swiss Franc ("SFr") lines of credit available at Societe Financiere Privee SA, in the amounts of SFr 1,120,000 and SFr 350,000, approximately US$817,488 and US$255,465
respectively.   As of December 31, 1999, there were no amounts
outstanding under either line of credit.   The SFr 1,120,000 line expired
November 27, 1999 and was extended and the SFr 350000 line expired December 31, 1998, and it was extended, both for an indefinate period of time.



The company's subsidiaries maintain investments with a Swiss trustee, which has deposited the investments in accounts held at Societe
Financiere Privee SA ("SFP").   The trustee is an affiliated entity owned
by the president and director of the Company.   From time to time, funds
are transferred from the subsidiaries to the parent, creating an excess
of available funds.   Available funds consist of fiduciary deposits as
required by SFP.   Further SFP reserves the right to offset any
uncollected amounts by any positive balances of all accounts.   Further
SFP has a lien over all securities under its custody and a right of
offset against such securities for any unpaid claims.   The margin
account bears interest at 7.5% and the maximum credit limit is SFr 2,500,000, which is approximately $503,343 at December 31, 1999. Available credit at December 31, 1999 on the margin account is $1,996,657.

In March of 1999, the company signed a purchase contract, did a reverse split, appointed new directors, and changed its name to reflect its entrance into the furniture business with a very well established European name, The Semeraro Group. In April of 2000, the entire transaction was completely rescended.



Capital and Source of Liquidity

The Company currently leases it facilities from Dempsey Mork, Chief Financial Officer and Director of the Company.

The Company did not have any financing activities for the years ended December 31, 1999 and 1998.

The Company made payments on investment margin account of $247,210 for the year ended December 31, 1999.



Results of Operations

The Company's had no revenues in 1999 and had a net loss of $238,428. General and administrative expenses were $424,980, compared to $388,711 in fiscal 1999.










Item 7.   Financial Statements and Supplementary Financial Data.

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 12.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been changes in accountants and are properly disclosed in an 8-K dated 3/29/2000.






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

Identification of Directors and Executive Officers of the Company.   The
names, addresses and positions of the present directors and officers of the Company are set forth below:

Name and Address                   Age                Position

Riccardo Mortara                    51             President and Director

Dempsey K. Mork                     59             Chief Financial Officer
                                                   and Director,

Randall A. Baker                    57             Secretary and Director

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

Dempsey K. Mork has been the Chief Financial Officer and a Director of the Company since December 1992 and was President from December 1992 to June 1993. Mr. Mork is also president and a director of Apex Capital Group, Inc.. Asian Financial Inc., Nicole Industries, Inc., Silver Bow Antique Aviation, Knickerbocker Capital Corp. and Magellan Capital Corporation. Mr. Mork's background includes consulting experience in international transactional work.

Randall A. Baker is currently Secretary/Director of the Company. He attended the University of Minnesota. After a tour in the United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific Coast Stock Exchange followed by employment with
a number of major brokerage houses.   He then was employed for twenty
years as Executive Vice President with Wm. Mason & Company, an Investment
counseling firm in Los Angeles.   Mr. Baker designed and implemented all
data systems, was responsible for trading, personnel and was the
client/broker liaison.   Mr. Baker is currently employed as the Vice
President for Magellan Capital Corporation, a merger and acquisition firm.

Item 10. Executive Compensation.
  At December 31, 1999,

As of December 31, 1999, an aggregate of 233,334 shares of common stock were reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 233,334 shares of common stock (of which 194,834 were to the Company offers) at $2.50 per share. The
options expire in April 2004.   The exercise price is $2.50.   Mr.
Mortara and Mr. Mork each hold 97,417.   These options were not issued
under the Company's 1993 stock option plan.

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

Compliance with Section 16

Not Applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Shareholders.

The following table sets forth information relating to the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the Company capital stock, based on 1,458,187 common shares outstanding at December 31, 1999.

               Name and Address     Amount and Nature
               Of Beneficial        if Beneficial            Percent
Title of Class Ownership            Ownership                of Class
Common Stock

Dempsey K. Mork                     136,293                  9.34%
83888 Avenue 51
Coachella, CA 92236

Riccardo Mortara                    116,182                  7.96%
14 Quai Du Seujet
CH-1201 Geneva
Switzerland

Randall A. Baker                     23,383                  1.63%
83888 Avenue 51
Coachella, CA 92236




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





PART IV


12 21.    Subsidiaries. The Company's subsidiary, Societe Financiere de
Distribution, Geneva, SA is incorporated in Switzerland.




                     OVVIO BETTER LIFE, INC.

          Index to Consolidated Financial Statements

                                                           Page

Independent auditors' report                               F-2
Consolidated balance sheet, December 31, 1999....          F-3
   for the years ended December 31, 1999                   F-4
Consolidated statement of shareholders' equity,
December 31, 1996 through December 31, 1999                F-5
Consolidated statements of cash flows, for
  the years ended December 31, 1999 and 1998               F-6
Notes to consolidated financial statements                 F-7



                        To the Board of Directors
                       Ovvio Better Life, Inc., Inc.

                       INDEPENDENT AUDITORS' REPORT

I have audited the consolidated balance sheet of Ovvio Better Life, Inc.
and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.


In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ovvio Better Life, Inc. and subsidiaries, as of December 31, 1999 and the results of their operations and their cash flows for the year ended
December 31, 1999 in conformity with generally accepted accounting principles.






David Winings C.P.A.
Palm Desert
May 11, 2000

                      OVVIO BETTER LIFE, INC.

                    CONSOLIDATED BALANCE SHEET
                       December 31, 1999 and
                       December 31, 1998

                           ASSETS

CURRENT ASSETS
Cash...........                                      (-193)       8,337


LOAN RECVBL RELATED PARTY FRM SANGATE                   -0-     281,800


MISC OTHER RECVBL/OVVIO ITALY                      126,024           -0-
                                                 ---------     --------

 TOTAL CURRENT ASSETS                              125,831      290,137


INVESTMENTS                                      4,133,960    4,133,960

 NET PLANT PROPERTY EQUIP
 ACCUM DEPREC                                        5,141        7,542
 12/31/98 (7,355)
 12/31/99 (9,755)
  3/31/00


                                                ----------    ---------
                  TOTAL ASSETS                  $4,264,932    4,431,639
                                                ==========    =========




             LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

Investment margin account                      $  503,343      750,553

Accounts payable                                   18,397       18,944

Other accrued liabilities

 Officers/Directors Fees                           540,000     420,000

 Accrued Profess Fees                               42,000      16,000
                                                ----------   ---------

TOTAL CURRENT LIABILITIES                        1,103,740   1,205,497


MINORITY INTEREST                                    2,000       2,000

SHAREHOLDER'S EQUITY (Note E)
Preferred stock, no par value;
1,000,000 shares authorized;
1,500 shares issued and outstanding                     -0-      1,500
Common stock, no par value;
50,000,000 shares authorized;
1,458,187 shares issued and outstanding         12,480,251  12,252,597
(which reflects a 1 for 4 reverse split
April 7, 1999)
Foreign currency translation                       (216,036)  (163,360)

Retained deficit                                 (9,105,023)(8,866,595)

                                                -----------   ---------

TOTAL SHAREHOLDER'S EQUITY                        3,159,192  3,224,142
                                                -----------  ---------

TOTAL LIABILITIES & EQUITY
                                                  4,264,932  4,431,639
                                                ===========  ==========


  See accompanying notes to the consolidated financial statements.


                       Ovvio Better Life, Inc.

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For The Years Ended
                                                 December 31,
                                             1999          1998
GENERAL AND ADMINISTRATIVE EXPENSE          $424,980       $388,711
                                          ----------     ----------


LOSS FROM OPERATIONS                        (424,980)      (388,711)


OTHER INCOME (EXPENSE)

  Dividend and interest income                214,270        96,990

  Interest expense                            (24,718)      (54,748)

  Foreign currency transaction gain (loss)
                                               (3,000)      189,766

  Gain (loss) on sale of
  maketable securities                             -0-          601

  Loss on write-down of
  other receivable                                 -0-     (250,000) H

  Loss on sale of property and equipment           -0-      (16,204) D

  Loss on write-down of organization
  costs and deposits......                         -0-      (11,926)

  Loss on write-down of investments.......         -0-   (1,031,886) C

                                            ----------   -----------


TOTAL OTHER INCOME (EXPENSE)                  186,552    (1,077,407)

                                            ----------    ----------
LOSS BEFORE INCOME TAXES                     (238,428)   (1,466,118)


INCOME TAX BENEFIT (EXPENSE)
  Current income tax benefit                   10,658        65,552

  Deferred income tax expense                 (10,658)      (65,552)

                                           ----------     ----------
LOSS FROM CONTINUING OPERATIONS              (238,428)   (1,466,118)


DISCONTINUED OPERATIONS                            -0-           -0-

                                           -----------    ----------
NET LOSS                                     (238,428)  $(1,466,118)
                                           ===========   ===========

Basic loss per common share,
continuing operations                     $      (.21)        (1.73)
                                          ===========   ===========

Basic loss per common share,
discontinued operations                   $         -    $        -
                                          ===========   ===========

Basic weighted average common
shares outstanding                          1,135,677       848,667
                                          ===========   ===========

Diluted loss per common share,
continuing operations                     $      (.21)        (1.73)
                                          ===========   ===========
Diluted loss per common share,
discontinued operations                   $         -    $        -
                                          ===========   ===========

Diluted weighted average common
shares outstanding                          1,135,677       848,667
                                          ===========   ===========


             See accompanying notes to the consolidated financial statements.





                              OVVIO BETTER LIFE, INC.

                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  From December 31, 1996 through December 31, 1999

                                                                    Foreign
           Preferred Stock      Common Stock          Retained      Currency
           Shares   Amount      Shares    Amount      Deficit      Translation

           -------  ------      ------    ------      --------     ---------


BALANCE
DECEMBER 31, 1996
9,177,427
          1,000    $1,000       3,341,940$12,131,685  $(3,110,258) $155,000

Prior period adjustment (Note E)
              -         -               -          -     (125,777)        -
           -----     -----     ---------  ----------   ----------    --------

BALANCE
DECEMBER 31, 1996
9,051,650
(as restated)
           1,000     1,000     3,341,940  12,131,685   (3,236,035)   155,000

Shares issued for services, at cost
               -         -        30,000      30,000            -           -

Shares issued to officer in exchange for
expenses paid on behalf of the
Company (Note B)
               -         -        22,728      90,912            -           -


Shares issued to related party for
 services, at cost
             500        500            -           -            -           -

Comprehensive loss (Note E):
   Net loss 1997
               -          -            -           -   (4,164,442)          -
   Foreign currency translation
               -          -            -           -            -    (348,082)



   Comprehensive loss
               -          -            -           -   (4,512,524)          -


          ------     ------      -------     -------   ----------    --------

BALANCE
DECEMBER 31, 1997
4,660,538
           1,500      1,500    3,394,668  12,252,597   (7,400,477)   (193,082)


Comprehensive loss (Note E):
  Net loss 1998
               -          -            -           -  (1,466,118)           -

  Foreign currency translation
               -          -            -           -           -       29,722



  Comprehensive loss
                                                      (1,436,396)
         -------    -------      -------     --------   ----------    -------

BALANCE
DECEMBER  31, 1998
3,224,142
         1,500    $ 1,500      3,394,668  $12,252,597$(8,866,595)   $(163,360)
       =======    =======      =========  =========== ===========   =========

3/22/99 Preferred Exchanged
        (1,500)    (1,500) A  1,500,000        1,500

        R Baker                  75,000           -0-
                              ---------
                              4,969,668

4/7/99  1 for 4 reverse split 1,242,417           -0-

5/26/99 Ovvio Italy purchase stock
                           B     35,400      106,200

        commiss on stk pur        1,770           -0-

6/26/99 SFP Purchase Stock
                                178,500      226,154

12/31/99 Rescind Ovvio Merger
                           B    (35,400)    (106,200)

Comprehensive Net Loss 1999
                                                          (238,428)

Foreign Currency translation                                          (52,676)

Balance @ 12/31/1999
$3,159,192
           -0-         -0-    1,422,687   12,480,251    (9,105,023)  (216,036)




            See accompanying notes to the consolidated financial statements.




                     OVVIO BETTER LIFE, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For The Years Ended
                                   December 31,
                                   ------------------------
                                       1999             1998

OPERATING ACTIVITIES
  Net loss                            (238,428        $(1,466,118)


Transactions not requiring cash:
  Depreciation                           2,400              7,178

  Realized (gain)/loss on sale of
  marketable securities                     -0-              (601)


 Loss or writedown of other
 recievables                                -0-           250,000

 Loss or writedown of investment            -0-         1,031,886

 Loss on sale of property and equipment     -0-            16,204

 Loss on write-off of organization costs    -0-             4,959

 Loss on write-off of deposits              -0-             6,967


Changes in current assets and current
liabilities: Receivables and other
current assets
                                       155,776             27,337

Accounts payable and other current
liabilities                            145,453            (84,946)

                                    ----------           ---------
 NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES               $   65,201            (207,134)

                                    ----------           ---------

INVESTING ACTIVITIES
  Equipment purchases                       -0-             (3,630)

  Proceeds from sale of equipment           -0-              3,020

  Proceeds from sale of marketable
  securities                                -0-            371,647

  Cash received from sale of
  common stock shares                  226,154                  -0-

  Payments/reduction on investment
  margin account                      (247,210)           (193,884)

                                     ----------         ----------
NET CASH PROVIDED BY
INVESTING ACTIVITIES                   (21,056)            177,153

                                     ----------         ----------
EFFECT OF EXCHANGE RATE CHANGES
ON CASH                                (52,676)             29,722

                                     ----------         ----------
NET DECREASE IN CASH                    (8,530)               (259)


Cash, beginning of period                8,337               8,596

                                     ----------         ----------
CASH, END OF PERIOD                       (193)           $  8,337


                                     ==========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
  Interest                              24,718           $  54,748

                                     ==========         ==========
  Income taxes                        $      -           $      -

                                     ==========         ==========

      See accompanying notes to the consolidated financial statements.



                               OVVIO BETTER LIFE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999


Note A: Nature of organization and summary of significant accounting policies

Nature of organization
Ovvio Better Life, Inc. (the "Company") is a holding company organized in the state of Washington for the purpose of providing international investment banking services through its majority-owned subsidiaries:
SFD Societe Financiere De Distribution Geneve SA (Switzerland - 99.3% owned "SFD").


Basis of consolidation
The consolidated financial statements include the accounts of Ovvio Better Life, Inc. and its majority-owned subsidiary SFD. All significant intercompany transactions have been eliminated in the consolidation. Minority shareholders in SFD include the President of the Company and the minority interest in the financial statements reflects the original minority equity capital investment of $2,000. The losses of SFD have exceeded the minority equity capital investment and have been accordingly charged against the majority interest. If the losses should reverse in future periods, the majority interests will be credited for any amounts previously absorbed before credit is made to the minority interests. Cumulative minority interest losses at December 31, 1999 approximated $31,060.

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

Marketable securities
Marketable securities consist of various equity and debt securities and are stated at current market value. All equity securities are considered "trading" securities and all debt securities are considered "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, unrealized gains and losses on equity securities are reflected in operations, and unrealized gains and losses on debt securities are charged to cumulative translation adjustment? on the accompanying consolidated balance sheet.

Market value is determined by quoted market prices as of the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.




                     OVVIO BETTER LIFE, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999

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



                     OVVIO BETTER LIFE, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999

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

Note B:  Related party transactions

During 1996 the Company made advances totaling $303,097 to an entity owned and controlled by the President. During 1997 $7,235 was repaid to the Company. During 1998 the President incurred $14,062 of expenses on behalf of the Company. In lieu of reimbursement, the Company applied the $14,062 to the amount due from the President, leaving a remaining balance at December 31, 1998 of $281,800, which was fully paid off in 1999.



                     OVVIO BETTER LIFE, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999

Note B:  Related party transactions, continued

During 1999 an entity owned and controlled by the Vice President paid certain expenses on behalf of the Company, including providing office space starting with the fourth quarter of 1998. These costs have been accrued and reflected on the company's books.

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



                      OVVIO BETTER LIFE, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999

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



                        OVVIO BETTER LIFE, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 1999

Note D:  Property and equipment

Property and equipment consisted of the following at December 31, 1998:

      Furniture                         $  4,365
      Equipment                           10,532
                                        --------
                                          14,897

      Less accumulated depreciation       (9,756)
                                         -------
      Property and equipment, net       $  5,141
                                        ========


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


                         OVVIO BETTER LIFE, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            December 31, 1999

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

The foreign currency transaction gain (loss) for the years ended December 31, 1999 and 1998 was $3,000 and $181,760, (due to prior years reclassification), respectively.

Note G:  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31, 1999 and 1998:

                                               1999         1998
   U.S. statutory federal rate                 28.98%      28.98%
   State income tax rate                        6.60%       6.60%
   Temporary differences:
     Write-down of investments                (25.04%)    (25.04%)
     Write-down of receivables                 (6.06%)     (6.06%)
     Net operating loss for which
        no tax benefit is currently available  (4.48%)     (4.48%)
                                              -------      ------
                                                   -%          -%
                                              ======       =====
At December 31, 1999 and 1998 deferred taxes consisted of the following:

                                                 1999       1998
           Deferred tax assets,
             Net operating loss carryforward   $573,298    $562,616
           Less valuation allowance            (573,298)   (562,616)
                                              ---------   ---------
              Net deferred taxes               $     -     $      -
                                              ========    =========

The valuation allowance offsets the net deferred tax asset for which
there is no assurance of recovery.   The change in the valuation
allowance for the years ended December 31,1999 and 1998 totaled $10,682
and $65,552, respectively.   The net operating loss carryforward expires
through the year 2018.

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


                           OVVIO BETTER LIFE, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            December 31, 1999

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

Officers' salaries
The board approved payment to two officers for salaries in 1995, 1996, 1997, 1998 and 1999 totaling $540,000, payable in common stock of the
Company based on the maket value at time of issuance.   At December 31,
1999 no amounts have been paid nor has any common stock been issued in satisfaction of this commitment. These costs have classified as Notes Payable for the years 1995 through 1999.

                     OVVIO BETTER LIFE, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            December 31, 19998

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

Note I:  Industry and geographical segment reporting

As of and for the years ended December 31, 1998 and 1997 the Company operated and had assets in the United States and Europe as follows:

                                              1999             1998
LOSS FROM OPERATIONS
  United States                            $(227,446)         $(567,114)
  Europe                                    ( 10,682)          (899,004)
                                         -----------          ---------
TOTAL LOSS FROM OPERATIONS                $ (238,428)       $(1,466,118)
                                         ===========          =========
IDENTIFIABLE ASSETS
  United States                           $   15,879            297,679
  Europe                                   3,756,641          3,667,883
                                         -----------         ----------
TOTAL IDENTIABLE ASSETS                  $ 3,772,520          3,965,562
                                         ===========         ==========
The Canadian investments as discussed in Note C are held by SFD, a Switzerland corporation and have been included in the Europe operations and assets.

Note J:  Discontinued operations

There were no costs associated with 1999 operations

                     OVVIO BETTER LIFE, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            December 31, 1999

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

Dated: May 15, 2000

OVVIO BETTER LIFE, INC.

By:/s/ Dempsey K. Mork
   --------------------
Dempsey K. Mork
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 15, 2000.

- -----------------------
By:/s/ Riccardo Mortara Riccardo Mortara
President (principal executive officer) and Director

- -----------------------
By:/s/ Dempsey K. Mork Dempsey K. Mork
Chief Financial Officer and  Director