Form 10-Q
period 2000-03-31
OVVIO BETTER LIFE INC
filed 2000-05-25
CIK 915337

TYPE:  10QSB
 SEQUENCE:  1
 DESCRIPTION:  MARCH 2000 - 10QSB



                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549
                                         FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

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
(State or other Jurisdiction of                              I.R.S. Employer
Incorporation or Organization                           Identification Number


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

                                                   Yes         No  X

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                   1,422,687
Title of Class                            Number of Shares Outstanding
                                                at March 31, 2000
No exhibits included.



GENERAL


The condenced consolidated financial statements of Ovvio Better Life, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condenced or omitted, Ovvio Better Life's management believes that the disclosures are adequate to make the information presented not misleading. The condenced financial statements for the three months ended March 31, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and Ovvio Better Life's annual report on form 10-KSB for the fiscal year end December 31, 1999

The condenced financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The result of the interim period are not neccessarily indicative of trends or of results to be expected for a full year.


Item 2. MANAGEMENTS DISSCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

In March of 1999 the company signed a purchase contract, did a reverse split, appointed new directors, and changed its name from Imatel Holdings Inc. to Ovvio Better Life, Inc. to reflect its entrance into the furniture business with a very well established European name, The Semeraro Group. In April
2000 the transaction was completely rescinded.

The company will continue its international search for merchant banking investment opportunities as well as its pursuit of a suitable private company to acquire, invest, or partnership with.









































                           Ovvio Better Life, Inc.

                          CONSOLIDATED BALANCE SHEET
                                   Assets


                                    March 31,             December 31,


                                        2000                    1999

Current assets:



     Cash                              14,722      $           (193)

        Loan Receivable
        Ovvio Italy                   126,024               126,024


           Total current assets       140,746               125,831




INVESTMENTS, Net                    4,133,960             4,133,960

PROPERTY & EQUIPMENT, less Accum.
  Deprec. $8,555 & $7,955               4,542                 5,142
  OTHER ASSETS                             -                     -

                                    ----------            -----------
              TOTAL ASSETS          $4,279,248            $4,264,933
                                    ==========            ===========




                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Investment Margin Account (Note5) $    537,289      $    503,343
   Accounts payable                        25,637            18,398
   Other accrued liabilities               50,500            42,000
   Notes Payable Officers/Directors
    (Note 3)                              570,000           540,000

                                      -----------       -----------
       TOTAL LIABILITIES             $  1,183,426      $  1,103,741

                                      ___________        __________





MINORITY INTEREST

                                            2,000             2,000



Shareholders' equity:

     Common Stock, no par value; 50,000,000
           shares authorized; 4,894,668 &
           3,370,168 shares issued and outstanding
           respectively, Note 8         12,480,251            12,480,251

     Foreign currency translation (Note 6)
                                        (  215,916)           (  216,036)
     Retained (deficit)                 (9,170,513)           (9,105,023)
           Total shareholders' equity

                                         3,093,822             3,159,192

           Total Liabilities and Equity
                                        $4,279,248      $      4,264,933






























      The accompanying notes are an integral part of these financial statements


                                 Ovvio Better Life, Inc.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 2000 and 1999



                                Three Months Ended


                                     March 31,
                                2000           1999
Revenues:



     Commissions and consulting fees

                             $      --      $       -
     Income (Note 1)            10,373         35,768
                            ----------       ---------

           Total revenues     $ 10,373         35,768


General and administrative expense (Note 4)
                              $ 65,491         80,419

INCOME (LOSS) FROM OPERATIONS

                               (55,118)       (44,651)
                            ----------       ---------

Other income (expense):
     Interest expense (Note 2  (   750)        (11,034)



           Total Other (Expense)

                                  (750)        (11,034)
Gain (loss) from Continuing operations

                               (55,868)        (55,685)
Gain (loss) from Discontinued operations

                                     0               0
     Net income (loss)
                           $   (55,868)    $   (55,685)





Per share information:
     Basic (loss) per common share:
           Continuing operations
                              $  (0.04)      $   (0.05)
                              --------       ----------
           Discontinued operations
                              $  (0.00)       $  (0.00)

     Basic Weighted average number of
           common stock shares outstanding

                             1,422,687        1,223,667
                             =========        =========
           (Note 8 for period 3/31/99 only)

     Diluted (loss) per common share:
           Continuing operations
                              $  (0.00)      $     (0.00)
           Discontinued operations
                              $  (0.00)      $     (0.00)
     Diluted weighted average number of
           common stock shares outstanding

                             1,422,687         1,223,667
           (Note 8 for period 3/31/99 only)



























      The accompanying notes are an integral part of these financial statements



                                   Ovvio Better Life,  INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Three Month Periods Ended March 31, 2000 and 1999



                                            Three Months Ended


                                                 March 31,


                                         2000            1999
     Operating Activities:



     Net income (loss)
                                     $   (65,491)   $  (55,685)
     Transactions not requiring cash:
           Depreciation and amortization

                                             600           600

           Foreign currency transaction (gain) loss

                                              --            --

Changes in current assets and current liabilities:
     Receivable, marketable securities and other current assets (Increases)/Decreases

                                              --            --

     Other accrued liabilities and investment margin
          (Decreases)/Increases


                                           79,686       19,098


NET CASH (USED) PROVIDED BY
     OPERATING ACTIVITIES

                                          14,795       (35,987)


                                        --------     ----------


NET CASH (USED) PROVIDED IN
     INVESTING ACTIVITIES

                                          14,795             --
                                       ---------     -----------


TRANSLATION (INCREASE) ADJUSTMENT
     CHANGES TO CASH (Note 4)

                                             120         35,632



INCREASE (DECREASE) IN CASH

                                          14,915           (355)



CASH, BEGINNING OF PERIOD

                                            (193)          8,337



CASH, END OF PERIOD               $       14,722      $    7,982



























       The accompanying notes are an integral part of these financial statements


                                      Ovvio Better Life, Inc.

                                   CONSOLIDATED FINANCIAL NOTES

                              PERIOD ENDING THREE MONTHS MARCH 31, 1000

General



Note 1 - Revenue Income - Current year 2000 and prior year 1999Income reflects receipt of one (1) interest payment in 2000 versus three (3) monthly payments in 1999 of interest from Guychar, Inc.

Note 2 - Other Income/ Expense - Interest expense for both periods is attributable to the bank service charges (interest and fees) on the investment margin accounts in Geneva. (See Note 5 on the Investment Margin Liability Account - SFP Bank stock Purchases)


Note 3 - Notes Payable- Directors and Officers - During the first quarters of 1999 and 2000, the increase is due to regular quarterly accruals of 30,000 fo Officers/Directors salaries/fees.


Note 4 - General and Administrative Expenses - First quarter expenses of $ 65,491 are lower than prior year's first quarter levels of $80,419 on lower expenses at the Coachella Corporate Offices due to downsizing and expense reductions.



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

Note 7 - Cash Flow Statement for the first quarter of 2000 was $ 79,686 as compared to $ 19,088 for the first quarter of 1999.

Note 8 - Preferred Stock Shares Issued and Outstanding at the end of the fiscal year 12/31/1998 were canceled and exchanged for 1,500,000 shares of Common Stock on 3/20/1999. The Balance Sheet reflects this exchange in the first quarter of 1999; the Income Statement per share calculation for the first quarter of 1999 also includes this exchange. There is no cash effect for the first quarter
1999 or for 2000 for these transactions.










                                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 24, 2000                   By: /s/
                                          Dempsey K. Mork
                                         (Chief accounting and financial officer
                                          and duly authorized officer)