Form 10-Q
period 2000-06-30
OVVIO BETTER LIFE INC
filed 2000-08-17
CIK 915337

TYPE:  10QSB
 SEQUENCE:  1
 DESCRIPTION:  JUNE 2000 - 10QSB



                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549
                                         FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

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

                                                   Yes   X      No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                   1,422,687
Title of Class                            Number of Shares Outstanding
                                                at June 30, 2000
No exhibits included.



GENERAL


The condenced consolidated financial statements of Ovvio Better Life, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condenced or omitted, Ovvio Better Life's management believes that the disclosures are adequate to make the information presented not misleading. The condenced financial statements for the three an six months ended June 30, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and Ovvio Better Life's annual report on form 10-KSB for the fiscal year end December 31, 1999, and the 10QSB for March 31, 2000.

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









































                           Ovvio Better Life, Inc.

                          CONSOLIDATED BALANCE SHEET
                                   Assets


                                    June 30,             December 31,


                                        2000                    1999

Current assets:



     Cash                               1,791      $           (193)

        Loan Receivable
        Ovvio Italy                   126,024               126,024


           Total current assets       127,815               125,831




INVESTMENTS, Net                    4,019,960             4,133,960

PROPERTY & EQUIPMENT, less Accum.
  Deprec. $9,155 & $7,955               3,942                 5,142
  OTHER ASSETS                             -                     -

                                    ----------            -----------
              TOTAL ASSETS         $4,151,717            $4,264,933
                                    ==========            ===========




                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Investment Margin Account (Note5) $    534,313      $    503,343
   Accounts payable                        17,137            18,398
   Other accrued liabilities               29,225            42,000
   Notes Payable Officers/Directors
    (Note 3)                              600,000           540,000

                                      -----------       -----------
       TOTAL LIABILITIES             $  1,180,675      $  1,103,741

                                      ___________        __________





MINORITY INTEREST

                                            2,000             2,000



Shareholders' equity:

     Common Stock, no par value; 50,000,000
           shares authorized; 4,894,668 &
           3,370,168 shares issued and outstanding
           respectively, Note 8         12,480,251            12,480,251

     Foreign currency translation (Note 6)
                                        (  222,372)           (  216,036)
     Retained (deficit)                 (9,288,837)           (9,105,023)
           Total shareholders' equity

                                         2,969,042             3,159,192

           Total Liabilities and Equity
                                        $4,151,717      $      4,264,933

                                        ===========           ===========




























      The accompanying notes are an integral part of these financial statements


                                 Ovvio Better Life, Inc.
                         CONSOLIDATED STATEMENT OF OPERATIONS
              For the Three and Six  Months Ended Juneh 30, 2000 and 1999



                                Three Months Ended          Six Months Ended


                                     June 30,                 June 30,
                                2000           1999      2000         1999
Revenues:




     Income (Note 1)         $  66,629     $  46,598 $  77,002  $  83,366
                            ----------       -------   -------    -------

           Total revenues     $ 66,629        46,598    77,002     83,366



General and administrative expense (Note 4)
                              $122,457        98,122   187,948    179,541
                             ---------       -------   -------   --------

INCOME (LOSS) FROM OPERATIONS

                               (55,828)      (51,524) (110,946)   (96,175)
                            ----------       -------  --------    -------

Other income (expense):
     Interest expense (Note 2)       0        (8,405) (    750)   (19,439)


Settlement Income (IMA)              0        16,666         0     16,666

Foreign Currency Transaction
(Loss)                          (4,087)       (3,000)   (4,087)    (3,000)

(Loss) Sale of Investment      (58,409)            0   (58,409)         0

                               -------       -------   -------     -------

     Total Other (Expense)     (62,496)        5,261   (63,246)    (5,773)


Gain (loss) from
Continuing operations         (118,324)      (46,263) (174,192)  (101,948)


Gain (loss) from
Discontinued operations              0             0         0          0
                               -------      --------  --------   --------

     Net income (loss)     $  (118,324)  $   (46,263) (174,192)  (101,948)

                              ========       =======   =======    =======



Per share information:
     Basic (loss) per common share:
           Continuing operations
                              $  (0.08)    $   (0.03) $  (0.12)  $  (0.09)

     Discontinued operations         0             0         0          0


     Basic Weighted average
     number of common stock
     shares outstanding      1,422,687     1,340,927 1,422,687  1,176,840
                             =========     ========= =========  =========



     Diluted (loss) per
     common share:
           Continuing operations
                              $  (0.08)      $ (0.04)  $ (0.12)  $  (0.08)

           Discontinued operations
                              $  (0.00)      $ (0.00)  $ (0.00)  $  (0.00)

     Diluted weighted average
     number of common stock
     shares outstanding

                             1,422,687     1,176,840 1,422,687  1,340,927

                             =========     ========= =========   ========

























      The accompanying notes are an integral part of these financial statements



                                   Ovvio Better Life,  INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Three and Six Month Periods Ended June 30, 2000 and 1999




                              Three Months Ended     Six Months Ended
                                    June 30,              June 30,

                               2000       1999          2000        1999
     Operating Activities:



     Net income (loss)
                        $   (118,324)      (46,263)   (183,814) $ (101,948)


     Transactions not
     requiring cash:

           Depreciation
           and amortization      600           600       1,200       1,200



Changes in current assets and
current liabilities:
Receivable, marketable
securities and other
current assets
(Increases)/Decreases        114,000       269,469     114,000    269,469



     Other accrued
     liabilities and
     investment margin
     (Decreases)/Increases   (2,751)     (346,184)    (76,934)  (327,086)




NET CASH (USED) PROVIDED BY
     OPERATING ACTIVITIES    (6,475)     (122,378)      8,320   (158,365)




NET CASH (USED) PROVIDED IN
     INVESTING ACTIVITIES         0      (232,224)          0   (232,224)



FINANCING ACTIVITIES/SALE
OF COMMON STOCK                   0       332,354           0    333,854


LIQUDATION OF PREFFERED
STOCK                             0             0           0      1,500

TRANSLATION (INCREASE)
ADJUSTMENT CHANGES TO
CASH (Note 4)                  (6,456)    19,350       (6,336)    54,982
                              -------    -------      -------     ------



INCREASE (DECREASE) IN CASH   (12,931)    (2,898)       1,984     (3,253)




CASH, BEGINNING OF PERIOD      14,722      7,982         (193)     8,337



CASH, END OF PERIOD        $    1,791 $    5,084        1,791      5,084



























       The accompanying notes are an integral part of these financial statements


                                      Ovvio Better Life, Inc.

                                   CONSOLIDATED FINANCIAL NOTES

                        PERIOD ENDING THREE AND SIX  MONTHS JUNE 30, 2000

General



Note 1 - Revenue Income - Current year 2000 and prior year 1999 Income reflects receipt of one (1) interest payment from Guychar, Inc. Also included in second quarter 2000 is the receipt of $34,176 of the annual dividend income on the SFP stock investment account.


Note 2 - Other Expense for the second quarter 2000 includes the recognition of $58,049 loss on the sale/disposition of the SFP Preferred stock which were on our books at a cost basis of $114,000.


Note 3 - Notes Payable- Directors and Officers - During the first six months of 1999 and 2000, the increase is due to regular quarterly accruals of $30,000 fo Officers/Directors salaries/fees.


Note 4 - General and Administrative Expenses - Second quarter expenses for 2000 and YTD June 30, 2000 are higher than prior years levels due to higher bank fees on SFP margin accounts in Geneva Switzerland.



Note 5 - Investment Margin Liability Account - This account represent the stock margin accounts on the SFP Bank Stock Purchases in Geneva.


Note 6 - Cumulative Translation Balance Sheet Adjustment Account - This account reflected an increase of $6,456 during the 2nd quarter of 2000.


Note 7 - Cash Flow Statement for the second quarter 2000 was favorably impacted by the liquidation of the SFP Preferred stocks.










                                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 16, 2000                By: /s/
                                          Dempsey K. Mork
                                         (Chief accounting and financial officer
                                          and duly authorized officer)