Form 10-Q
period 2000-09-30
OVVIO BETTER LIFE INC
filed 2000-11-14
CIK 915337

TYPE:  10QSB
 SEQUENCE:  1
 DESCRIPTION:  SEPT 2000 - 10QSB



                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549
                                         FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

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

                                                   Yes   X      No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                   1,422,687
Title of Class                            Number of Shares Outstanding
                                                at September 30, 2000
No exhibits included.



GENERAL


The condenced consolidated financial statements of Ovvio Better Life, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condenced or omitted, Ovvio Better Life's management believes that the disclosures are adequate to make the information presented not misleading. The condenced financial statements for the three an nine months ended September 30, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and Ovvio Better Life's annual report on form 10-KSB for the fiscal year end December 31, 1999, and the 10QSB for March 31, 2000, and for June 30, 2000.

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









































                           Ovvio Better Life, Inc.

                          CONSOLIDATED BALANCE SHEET
                                   Assets


                                    Sept 30,             December 31,


                                        2000                    1999

Current assets:



     Cash                              (1,373)      $           (193)

        Loan Receivable               -------                -------
        Ovvio Italy                   126,024                126,024


           Total current assets       124,651                125,831




INVESTMENTS, Net                    4,019,960             4,133,960

PROPERTY & EQUIPMENT, less Accum.
  Deprec. $9,755 & $7,955               3,342                 5,142
  OTHER ASSETS                             -                     -

                                    ----------            -----------
              TOTAL ASSETS         $4,147,953            $4,264,933
                                    ==========            ===========




                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Investment Margin Account (Note5) $    401,538      $    503,343
   Accounts payable                         5,747            18,398
   Other accrued liabilities               45,725            42,000
   Notes Payable Officers/Directors
    (Note 3)                              630,000           540,000

                                      -----------       -----------
       TOTAL LIABILITIES             $  1,183,010      $  1,103,741

                                      ___________        __________





MINORITY INTEREST

                                            2,000             2,000



Shareholders' equity:

     Common Stock, no par value; 50,000,000
           shares authorized; 1,422,6878 &
           842,542 shares issued and outstanding
           respectively, Note 8         12,480,251            12,480,251

     Foreign currency translation (Note 6)
                                        (  222,372)           (  216,036)
     Retained (deficit)                 (9,417,308)           (9,105,023)
           Total shareholders' equity

                                         3,078,943             3,159,192

           Total Liabilities and Equity
                                        $4,147,953      $      4,264,933

                                        ===========           ===========




























      The accompanying notes are an integral part of these financial statements


                                 Ovvio Better Life, Inc.
                         CONSOLIDATED STATEMENT OF OPERATIONS
              For the Three and Nine  Months Ended September 30, 2000 and 1999



                                Three Months Ended          Six Months Ended


                                     Sept 30,                 Sept 30,
                                2000           1999      2000         1999
Revenues:




     Income (Note 1)         $  31,923     $  46,994 $ 108,924  $ 129,360
                            ----------       -------   -------    -------

           Total revenues     $ 31,923        46,994   108,924    129,360



General and administrative expense
Note 4                        $ 85,279        91,378   273,227    269,9191
                             ---------       -------   -------   --------

INCOME (LOSS) FROM OPERATIONS

                               (53,356)      (44,384) (164,303)   (140,559)
                            ----------       -------  --------    -------

Other income (expense):
     Interest expense                0        (5,279) (    750)   (24,718)


Settlement Income (IMA)              0        16,666         0     33,332

Foreign Currency Transaction
(Loss)                         (75,114)       (    0)  (79,201)    (3,000)

(Loss) Sale of Investment      (     0)            0   (58,409)         0

                               -------       -------   -------     -------

     Total Other (Expense)     (75,114)       11,387  (138,460)    (5,614)
     Note 2

Gain (loss) from
Continuing operations         (128,470)      (32,997) (302,663)  (134,945)


Gain (loss) from
Discontinued operations              0             0         0          0
                               -------      --------  --------   --------

     Net income (loss)     $  (128,470)  $   (32,997) (302,663)  (134,945)

                              ========       =======   =======    =======



Per share information:
     Basic (loss) per common share:
           Continuing operations
                              $  (0.09)    $   (0.02) $  (0.21)  $  (0.11)

     Discontinued operations         0             0         0          0


     Basic Weighted average
     number of common stock
     shares outstanding      1,422,687     1,458,187 1,422,687  1,247,057
                             =========     ========= =========  =========



     Diluted (loss) per
     common share:
           Continuing operations
                              $  (0.09)      $ (0.04)  $ (0.21)  $  (0.11)

           Discontinued operations
                              $  (0.00)      $ (0.00)  $ (0.00)  $  (0.00)

     Diluted weighted average
     number of common stock
     shares outstanding

                             1,422,687       844,074 1,422,687    844,074

                             =========     ========= =========   ========

























      The accompanying notes are an integral part of these financial statements



                                   Ovvio Better Life,  INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS
        For the Three and Nine Month Periods Ended September 30, 2000 and 1999




                              Three Months Ended     Six Months Ended
                                    Sept 30,              Sept 30,

                               2000       1999          2000        1999
     Operating Activities:



     Net income (loss)
                        $   (128,470)      (32,997)   (302,663) $ (134,945)


     Transactions not
     requiring cash:

           Depreciation
           and amortization      600           600       1,800       1,800



Changes in current assets
Receivable, marketable
securities and other
current assets
(Increases)/Decreases              0           159     114,000    269,628


Changes in current and
Other accrued
liabilities and
investment margin
     (Decreases)/Increases   (97,666)      (47,682)    (30,353)  (279,404)




NET CASH (USED) PROVIDED BY
     OPERATING ACTIVITIES   (225,536)      (15,444)   (217,216)   (142,921)




NET CASH (USED) PROVIDED IN
     INVESTING ACTIVITIES         0              0           0   (232,224)



FINANCING ACTIVITIES/SALE
OF COMMON STOCK                   0              0           0    333,854


LIQUDATION OF PREFFERED
STOCK                             0              0           0     (1,500)

TRANSLATION (INCREASE)
ADJUSTMENT CHANGES TO
CASH (Note 6)                 222,372         (164)      216,036    54,818
                              -------       -------      -------     ------



INCREASE (DECREASE) IN CASH   ( 3,164)      15,280       (1,180)    12,027




CASH, BEGINNING OF PERIOD       1,791        5,084         (193)     8,337



CASH, END OF PERIOD        $   (1,373)  $   20,364       (1,373)    20,364



























       The accompanying notes are an integral part of these financial statements


                                      Ovvio Better Life, Inc.

                                   CONSOLIDATED FINANCIAL NOTES

                   PERIOD ENDING THREE AND NINE MONTHS SEPTEMBER 30, 2000

General



Note 1 - Revenue Income - Current year 2000 and prior year 1999 Income reflects receipt of interest payments from Guychar, Inc. Also included in year to date 2000 and 1999 is the receipt of the annual dividend income on the SFP stock investment account.


Note 2 - Other Expense for the nine months includes the recognition of $58,049 loss on the sale/disposition of the SFP Preferred stock which were on our books at a cost basis of $114,000 and the closing out of the foreign currency balance sheet translation account.


Note 3 - Notes Payable- Directors and Officers - During the current quarter and nine months of 1999 and 2000, the increase is due to regular quarterly accruals of $30,000 for Officers/Directors salaries/fees.


Note 4 - General and Administrative Expenses - Third quarter expenses for 2000 are lower than prior year levels due to lower operating expenses.



Note 5 - Investment Margin Liability Account - This account represents the quarter ending balance in the stock margin accounts on the SFP Bank Stock Purchases in Geneva.


Note 6 - Cumulative Translation Balance Sheet Adjustment Account - This account was closed out during the third quarter of 2000.


Note 7 - Cash Flow Statement for the third quarter and nine months year to date 2000 shows a slight decrease/cash usage.










                                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 2000                By: /s/
                                          Dempsey K. Mork
                                         (Chief accounting and financial officer
                                          and duly authorized officer)