Form 10-K
period 2000-12-31
ANIMAL CLONING SCIENCES INC
filed 2001-04-30
CIK 915337

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                              FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 [Fee Required]

        For the fiscal year ended December 31, 2000 [ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to Commission file number 0-22934

                     ANIMAL CLONING SCIENCES, INC.
             (Exact name of small business issuer in its charter)

                         OVVIO BETTER LIFE, INC.
                              (Former name)

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0.00. The aggregate market value of the voting stock held by non-affiliates of the registrant was $80,452 based upon the average of the bid and asked price of the Common Stock of $.237 as of December 31, 2000. The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2000: Common Stock, No Par Value - 1,254,287 shares




Item 1. Description of Business.  Animal Cloning Sciences, Inc.
was incorporated on August 16, 1984 in the state of Washington under the name Gold Valley, Inc. On October 4, 1993 the company's shareholders authorized the issuance of preferred stock, adopted a Stock Option Plan and ratified a reverse stock split.


In June 1993 the Company commenced its business of providing financial services. The Company's European operations were managed by Riccardo Mortara, president and chairman of the Company. Mr. Mortara has over 20 years experience in the Swiss banking industry and he is the owner and operator of Societe Financiere du Seujet, a Swiss trust & portfolio management company.


On November 14, 2000, the Company changed its name to Animal Cloning
Sciences, Inc. to reflect the direction of the firms efforts. The Company will be conducting research on cloning horses and DNA banking of animal cells. The Company is focusing its research on extracting eggs from the 30 mares in the research program. The first step is the enucleation of the egg, followed by the insertion of the DNA of the animal to be cloned. The egg is then incubated and hopefully grown to an embryo, which will be frozen. The embryo will be thawed and tested to determine whether it is alive and ready for transplant into a surrogate mare. The Company's goal is to prefect the nuclear transfer of DNA cells, development to mature embryos, and frozen.
The ability to clone and freeze an embryo will allow customers to send the Company a blood sample and for he Company to send back to the customer a cloned frozen embryo for transplant. The company expects that its research in cloning and freezing horse embryos will have an application in freezing cat and dog embryos.


The Company purchased the assets of U.S. Medical Access, Inc. for $425,000. The assets include a medical database, search protocols, software systems, information control systems, a medical library, medical research results, and analysis to identifying leading physicians, researchers, and medical and research facilities in the United States.


New scientific advances allow scientists to clone animals from a sample of the donor's blood rather than a tissue sample. The advantage of preserving DNA from a blood sample is that the sample can be collected easily and safely. A Veterinarian does not have to anesthetize the animal as he would to take a tissue sample. Because the blood sample is taken with a needle, risk of contamination of the sample is much less. The animal is left with no wound to heal.

Animal Cloning Sciences, Inc. has established a DNA cell bank in San Marcos, California that will preserve animal DNA cells for future cloning. Animal Cloning Sciences charges a DNA processing fee and a yearly storage fee. Cell samples are cryo-preserved in liquid nitrogen at a temperature of 320 degrees below zero Fahrenheit (-196 degrees Celsius).


Animal Cloning Sciences, Inc.'s intends to provide cloning services of dogs, cats and horses. Animal Cloning Sciences intends to focus its research on cloning horses. Texas A & M University has announced that they are about six months away from cloning a dog. Louisiana State University (LSU) is doing research on cat cloning. So far scientists have cloned sheep, cattle, goats, monkeys, pigs, and mice.



Competition. Cryopreservation of animal DNA is offered by a half dozen companies at rates equal to or higher than rates charged by Animal Cloning Sciences. No company dominates the field and market share is impossible to determine. Animal cloning research is being conducted by hundreds of companies throughout the world. Most research efforts are directed towards farm animals. More than a doze companies are researching dog, cat, and horse cloning.


Employees.   The Company has 4 employees, including its officers plus
consulting scientists and advisors. The officers of the Company do not work exclusively for the Company.



Item 2. Description of Property

The Company's headquarters is in Coachella, CA. The Company leases a ranch where horse cloning research is conducted. The Company has a cyropreservation laboratory in San Marcos California.


Item 3. Legal Proceedings

None


Item 4. Submission of Matters to a Vote of Security Holders

None







                                PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

Market Information. The common stock of Animal Cloning Sciences is quoted on the NASD's Electronic Bulletin Board. The following represents the high and low prices of the stock since September of 1999;



Quarter Ended                                      High                Low

September 30, 1999                               .35                    .65
December 31, 1999                                .125                   .25
March 31, 2000                                   .75                   1.00
June 30, 2000                                    .375                   .375
September 30 2000                                .26                    .26
December 31, 2000                                .50                    .125
March 31, 2001                                   .25                    .25



These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The Company does not believe that trading of its common stock currently is necessarily reflective of an established trading market.

Holders.    As of December 31, 2000, there were approximately 161 record holders of Company common stock. There are no preferred shareholders.


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



Trends and Uncertainties.    A major portion of the Company's activities is
research and development in the cloning field, which may not be successful.

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

The Company main investments are deposite at Societe Financiere Privee SA ("SFP"). Further SFP reserves the right to offset any uncollected amounts
by any positive balances of all accounts.   Further SFP has a lien over
all securities under its custody and a right of offset against such
securities for any unpaid claims.   The margin account bears interest at
7.5% and the maximum credit limit is SFr 2,500,000, which is approximately
$517,537 at December 31, 2000.   Available credit at December 31, 1999
on the margin account is $1,982,663.

In March of 1999, the company signed a contract with the Semeraro Group. In April of 2000, the transaction was rescinded. Animal Cloning Sciences returned the $510,000 that it had received under the original contract as part of the rescission in March of 2000.



Capital and Source of Liquidity

The Company currently leases it facilities from a director of the Company. The Company did not have any financing activities for the years ended December 31, 2000 and 1999.




Results of Operations

The Company's had no revenues in 2000 and had a net loss of $(384.316).
        General and administrative expenses were $328,870 compared to $424,980 in fiscal 2000.





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









Identification of Directors and Executive Officers of the Company.   The
names, addresses and positions of the present directors and officers of the Company are set forth below:


Name and Address                   Age                Position



Dempsey K. Mork                     59             Chief Executive Officer
                                                   and Director,

Riccardo Mortara                    51             President and Director

Randall A. Baker                    57             Secretary and Director

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

Dempsey K. Mork has been the Chief Financial Officer and a Director of the Company since December 1992 and was President from December 1992 to June 1993. Mr. Mork is also president and a director of Apex Capital Group, Inc.. Asian Financial Inc., Nicole Industries, Inc., Silver Bow Antique Aviation, Knickerbocker Capital Corp. and Magellan Capital Corporation. Mr. Mork's background includes corporate development, merger & acquisitions and financial services.

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

Item 10. Executive Compensation.
  At December 31, 2000,

At December 31, 2000, an aggregate of 233,334 shares of common stock were reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 233,334 shares of common stock
(of which 194,834 were to the Company offers) at $2.50 per share.   The
options expire in April 2004.   The exercise price is $2.50.   Mr.
Mortara and Mr. Mork each hold 97,417.   These options were not issued
under the Company's 1993 stock option plan.

Stock Option Plan.   At December 31, 2000, an aggregate of 800,000 shares
of common stock was reserved for issuance under the Company's 1993 stock
option plan.   Pursuant to the plan, the board of directors may grant
options to employees, officers, directors, or others at their discretion. As of December 31, 2000, no options had been granted under the plan.

On November 14th 2000 an aggregate of 3,715,000 shares of common stock were reserved for management compensation and/or incentives, and incentive options to scientists . As of December 31, 2000, no options had been granted.

Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award.


Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non-qualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant. Restricted stock may not be granted under the Plan in connection with incentive stock options. Stock options may be exercised during a period of time fixed by the Company except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later.

In the discretion of the Company, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of the Company's Common Stock or by delivery or recourse promissory notes or a combination of notes, cash and shares of the Company's common stock or a combination thereof. Incentive stock options may only be issued to directors, officers and employees of the Company. Stock options may be granted under the Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). All options granted to date have included the "AO" feature.

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


Compliance with Section 16

Not Applicable.




Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Shareholders.

The following table sets forth information relating to the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the Company capital stock, based on 1,254,287 common shares outstanding at December 31, 2000.


                        Name and Add    Amount and Nature
                       Of Beneficial        Of Beneficial            Percent
Title of Class Ownership            Ownership                of Class

Common Stock

Dempsey K. Mork                     136,293                 10.86%
83888 Avenue 51
Coachella, CA 92236

Riccardo Mortara                    116,182                  9.26%
14 Quai Du Seujet
CH-1201 Geneva
Switzerland

Randall A. Baker                     23,383                  1.86%
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






PART IV


12 21.    Subsidiaries. The Company's subsidiary, Societe Financiere de
Distribution, Geneva, SA was desolved.












                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 23, 2001


By:/s/ Dempsey K. Mork
          Dempsey K. Mork
          Chief Executive Officer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 23, 2001.


By:/s/ Dempsey K. Mork
          Dempsey K. Mork
          Chief Executive Officer/Director





                     ANIMAL CLONING SCIENCES, INC.

          Index to Consolidated Financial Statements

                                                           Page

Independent auditors' report                               F-2
Consolidated balance sheet, December 31, 2000....          F-3
   for the years ended December 31, 2000                   F-4
Consolidated statement of shareholders' equity,
December 31, 1996 through December 31, 2000                F-5
Consolidated statements of cash flows, for
  the years ended December 31, 2000 and 1999               F-6
Notes to consolidated financial statements                 F-7

                        To the Board of Directors
                       Animal Cloning Sciences, Inc.


                       INDEPENDENT AUDITORS' REPORT

I have audited the consolidated balance sheet of Animal Cloning Sciences, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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


In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Animal Cloning Science, Inc. and subsidiaries, as of December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.






David Winings C.P.A.
Palm Desert
April 23, 2001

                      ANIMAL CLONING SCIENCE, INC.

                    CONSOLIDATED BALANCE SHEET
                       December 31, 2000 and
                       December 31, 1999


                           ASSETS


CURRENT ASSETS

Cash...........                                     78,745        ( 193)


MISC OTHER RECVBL/OVVIO ITALY                      126,024      126,024
                                                 ---------     --------

 TOTAL CURRENT ASSETS                              204,769      125,831
                                                 ---------     --------


INVESTMENTS   (Note A)                           2,190,000    4,133,960
                                                 ---------     --------

 NET PLANT PROPERTY EQUIP
 ACCUM DEPREC                                        2,742        5,142
 12/31/00 (12,155)
 12/31/99 (9,755)                                ---------     --------

 CAPITALIZED R & D MEDICAL
   DATA BASE                                       395,000           -0-
                                                 ---------     --------
 GOODWILL - MEDICAL DATA BASE                       30,000           -0-
                                                 ---------     --------

                  TOTAL ASSETS                  $2,822,511    4,264,933
                                                ==========    =========


             LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

Investment margin account                      $  517,537      503,344

Accounts payable                                    4,143       18,397

Other accrued liabilities                          60,000       42,000

Notes Payable-Officers/Directors Fees             660,000      540,000

                                                ----------   ---------

TOTAL CURRENT LIABILITIES                        1,241,680   1,103,741


MINORITY INTEREST                                    2,000       2,000

SHAREHOLDER'S EQUITY (Note F)
Preferred stock, no par value;
1,000,000 shares authorized;                            -0-         -0-

Common stock, no par value;
50,000,000 shares authorized;
Issued and outstanding
1,289,687 and 1,458,187 at
December 31 2000 and December 21 1999
respectively                                    11,972,751  12,480,251

Foreign currency translation (loss)                     -0-   (216,036)

Retained deficit                               (10,393,920) (9,105,023)
                                                ----------   ---------
TOTAL SHAREHOLDER'S EQUITY                       1,578,831   3,159,192
                                                ----------   ---------

TOTAL LIABILITIES & EQUITY                       2,822,511   4,264,933
                                               ===========  ==========






























  See accompanying notes to the consolidated financial statements.

                       ANIMAL CLONING SCIENCES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For The Years Ended
                                                 December 31,
                                             2000          1999

GENERAL AND ADMINISTRATIVE EXPENSE          $328,870       $424,980



LOSS FROM OPERATIONS                        (328,870)      (424,980)


OTHER INCOME (EXPENSE)

  Dividend and interest income                158,470       214,270

  Interest expense                            (56,162)      (24,718)

  Foreign currency transaction (loss)         (99,345)       (3,000)

  Gain (loss) on sale of marketable
  Securities/SFP Preferred Stock (Note C)     (58,409)           -0-
                                              -------      --------
   TOTAL OTHER INCOME EXPENSE                 (55,446)      186,552
                                              -------      --------
   (LOSS) BEFORE INCOME TAXES                (384,316)     (238,428)

  INCOME TAX BENEFIT (EXPENSE)

  Current income tax benefit                   17,183        10,658
  Deferred income tax expense                 (17,183)      (10,658)
                                              -------       -------
  (Loss) from continuing operations          (384,316)     (238,428)

  Discontinued operations income (loss)            -0-           -0-
                                              -------       -------

      NET (LOSS)                             (384,316)     (238,428)

                                           ===========   ===========

Basic loss per common share,
continuing operations (Note A)            $      (.28)        (.21)
                                          ===========   ===========

Basic loss per common share,
discontinued operations                   $         -    $        -
                                          ===========   ===========

Basic weighted average common
shares outstanding (Note A)                 1,289,687     1,135,677
                                          ===========   ===========

Diluted loss per common share,
continuing operations (Note A)           $       (.17)         (.21)
                                          ===========   ===========
Diluted loss per common share,
discontinued operations                   $         -    $        -
                                          ===========   ===========

Diluted weighted average common
shares outstanding (Note A)                 2,270,468     1,135,677
                                          ===========   ===========









































             See accompanying notes to the consolidated financial statements.

                              ANIMAL CLONING SCIENCES, INC.

                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  From December 31, 1996 through December 31, 2000


                                                                    Foreign
           Preferred Stock      Common Stock          Retained      Currency
           Shares   Amount      Shares    Amount     (Deficit)      Translation

           -------  ------      ------    ------      --------     ---------
BALANCE
DECEMBER 31, 1996
9,177,427
          1,000    $1,000       3,341,940$12,131,685  $(3,110,258) $155,000

Prior period adjustment (Note E)
              -         -               -          -     (125,777)        -
           -----     -----     ---------  ----------   ----------    --------
BALANCE
DECEMBER 31, 1996
9,051,650
(as restated)
           1,000     1,000     3,341,940  12,131,685   (3,236,035)   155,000
Shares issued for services, at cost
               -         -        30,000      30,000            -           -
Shares issued to officer in exchange for
expenses paid on behalf of the
Company (Note B)
               -         -        22,728      90,912            -           -
 Shares issued to related party for
 services, at cost
             500        500            -           -            -           -
Comprehensive loss (Note E):
   Net loss 1997
               -          -            -           -   (4,164,442)          -
   Foreign currency translation
               -          -            -           -            -    (348,082)

   Comprehensive loss
               -          -            -           -   (4,512,524)          -
          ------     ------      -------     -------   ----------    --------

BALANCE
DECEMBER 31, 1997
4,660,538
           1,500      1,500    3,394,668  12,252,597   (7,400,477)   (193,082)
Comprehensive loss (Note E):
  Net loss 1998
               -          -            -           -  (1,466,118)           -
  Foreign currency translation
               -          -            -           -           -       29,722



  Comprehensive loss
                                                      (1,436,396)
         -------    -------      -------     --------   ----------    -------
BALANCE
DECEMBER  31, 1998
3,224,142
         1,500    $ 1,500      3,394,668  $12,252,597$(8,866,595)   $(163,360)
       =======    =======      =========  =========== ===========   =========

3/22/99 Preferred Exchanged
        (1,500)    (1,500) A  1,500,000        1,500

        R Baker                  75,000           -0-
                              ---------
                              4,969,668

4/7/99  1 for 4 reverse split 1,242,417           -0-

5/26/99 Ovvio Italy purchase stock
                           B     35,400      106,200

        commiss on stk pur        1,770           -0-

6/26/99 SFP Purchase Stock
                                178,500      226,154+

12/31/99 Rescind Ovvio Merger
                           B    (35,400)    (106,200)

Comprehensive Net Loss 1999
                                                          (238,428)

Foreign Currency translation                                          (52,676)

Balance @ 12/31/1999
$3,159,192
           -0-         -0-    1,422,687   12,480,251    (9,105,023)  (216,036)
Adj prior yr recon               35,500
Ovvio Italy Contract
Cancellation                   (178,000)    (510,000)
Shares Issued (services
Rendered                         10,000
                                -------

Writedown SFP (Loss) SFP Investment
to FMV                                                    (904,581)

Comprehensive year 2000 (Loss)                            (384,316)


Balance @ 12/31/2000
$1,578,831
           -0-         -0-    1,289,687   11,972,751   (10,393,920)         -0-

            See accompanying notes to the consolidated financial statements.

                 ANIMAL CLONING SCIENCES, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For The Years Ended
                                   December 31,
                                   ------------------------
                                       2000             1999

OPERATING ACTIVITIES
  Net loss                            (384,316)        $( 238,428)


Transactions not requiring cash:
  Depreciation                           2,400              2,400

CASH PROVIDED (USED) ON CHANGES
IN CURRENT ASSETS  DECREASE/(INCREASE)
AND IN CURRENT LIABILITIES INCREASE/(DECREASE)

   Accounts Payable/(decrease)         (14,254)            (  547)
   Other accrued liabilities increase   18,000             26,000
   Officers/directors fees increase    120,000            120,000
   Capitalized R&D MedData/(increase) (395,000)                -0-
   Set up Goodwill MedData (increase)  (30,000)                -0-
   Settlement of Sangate Receivable/
     decrease                               -0-           281,800
   Receivable Ovvio Italy (increase)        -0-          (126,024)
                                     ---------           --------

Net Cash Provuded (used) by
   Operating Activities               (683,170)            65,201
                                     ---------           --------

Investing Activities

   Reduction in SFP Investment       1,943,960                 -0-
   Cancellation Ovvio/Italy           (510,000)                -0-
   Issuance of Common Stock              2,500            226,156
   Writedown (Loss) SFP Common to FMV (904,581)                -0-
   Net incr. SFP margin Investment A/C  14,193            247,210
                                     ---------           --------
Net cash provided (used)
   Investing Activities                546,072            (21,056)

Effect of exchange rate changes
   on cash (translation loss increas        -0-           (52,675
                                     ---------            -------


Net increase (decrease) on cash         78,938            ( 8,530)


Cash, beginning of period               (  193)              8,337

                                     ----------         ----------
CASH, END OF PERIOD                     78,745           $ (   193)


                                     ==========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
  Interest                               56,162          $  24,718

                                     ==========         ==========
  Income taxes                        $      -           $      -

                                     ==========         ==========































      See accompanying notes to the consolidated financial statements.

                               ANIMAL CLONING SCIENCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000


Note A: Nature of organization and summary of significant accounting
Policies

Nature of organization
ANIMAL CLONING SCIENCES, INC. (the "Company") was organized in the state of Washington. The company is a holding company now involved in the cloning of companion animals, dogs, cats or horses.

Basis of consolidation
The consolidated financial statements include the accounts of Ovvio Better Life, Inc. and its majority-owned subsidiary SFD. All significant inter-company transactions have been eliminated in the consolidation. Minority shareholders in SFD include the President of the Company and the minority interest in the financial statements reflects the original minority equity capital investment of $2,000. The losses of SFD have exceeded the minority equity capital investment and have been accordingly charged against the majority interest. If the losses should reverse in future periods, the majority interests will be credited for any amounts previously absorbed before credit is made to the minority interests. Cumulative minority interest losses at December 31, 2000 approximated $00,000.

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




                              F-7
                     ANIMAL CLONING SCIENCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000
Note A: Nature of organization and summary of significant accounting policies continued

Investments
Investments at the end of 2000 consist of common stock in a company publicly traded on the Swiss Stock Exchange. The investment of 6,205 shares were purchased during the years 1996-1997 and had been recorded on the company's books at their original average cost per share of $647.86 through fiscal year 1999. During the last quarter of 2000, the company made its first sale of 1,825 shares at a net realized value of $479.75 per share. Management has made the decision to write down the value on its books from cost to the market value as of December 31, 2000. Since this was a prior period adjustment, the write-down of $904,581 was booked to retained earnings. The closing share prices converted to U.S. Dollars at 12/31/2000 was $500.00 and $506.00 at 3/31/2001

Property and equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated five to seven year useful lives of the assets. Expenditures for additions and improvements are capitalized, repairs and maintenance costs are expensed as incurred.

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

Stock-based compensation
The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Accordingly, stock option awards are considered to be "non-compensatory" and do not result in the recognition of compensation expense (see Note H).

Fair value of financial instruments
SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.
                              F-8
                     ANIMAL CLONING SCIENCES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000

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


Foreign currency translation
Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for non-U.S. subsidiaries are reported in other comprehensive income
(loss). Re-measurement of assets and liabilities of non-U.S. subsidiaries that use a currency other than the U.S. dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of all non-U.S. subsidiaries are translated to U.S. Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the subsidiary involved. See Note F.

Recently issued accounting pronouncements
The Company has adopted the following new accounting pronouncements for the year ended December 31, 1998. SFAS No. 130, "Reporting Comprehensive Income," requires the reporting and display of total comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is based on the "management" approach for reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about the Company's products, the geographic areas in which it earns revenue and holds long-lived assets, and its major customers. SFAS No. 132, "Employers" Disclosures about Pensions and Other Post-retirement Benefits, which requires additional disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans.





F-9



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

On November 13, 2000, the board of directors approved the acquisition of a medical data base from U.S. Medical Access, a related entity controlled by Dempsey K. Mork, Chief Financial Officer and Director of Animal Cloning Sciences, Inc. for $425,000 to be amortized over a five year period. This transaction was recorded as capitalized R&D for $395,000 based on actual cost of U. S. Medical Access. The $30,000 difference is Goodwill.



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

Note C:  Investments

Investments consisted of 6,205 common shares of Societe Financiere Privee based on actual acquisition $ 4,019,960, The 1,140 preferred shares of Societe Financiere Privee of $ 114,000 were liquidated/sold during the year 2000 for $55,591 resulting in a loss of $58,409.













                               F-10

                        ANIMAL CLONING SCIENCES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000

Note D:  Property and equipment

Property and equipment consisted of the following at December 31, 2000:

      Furniture                         $  4,365
      Equipment                           10,532
                                        --------
                                          14,897

      Less accumulated depreciation      (12,155)
                                         -------
      Property and equipment, net       $  2,742
                                        ========


Note E:  Shareholders' Equity

Preferred stock
The Company has authorized an aggregate of 1,000,000 shares of no par preferred stock as follows: As of the close of the fiscal year, December 31, 2000, there were no preferred stock shares issued and outstanding.


Class A Preferred Stock
The Company has designated 1,500 shares of no par value Class A preferred
stock.   Class A shareholders are not entitled to receive dividends, however holders of the Class A preferred stock are entitled to elect two thirds of the directors of the Company.

Class B Convertible Preferred Stock
The Company has designated 110,000 shares of no par value convertible
Class B preferred stock.   Class B shareholders are entitled to receive
dividends in a manner similar to common shareholders when declared by the
board of directors.   Each Class B share is convertible into one share of
common stock, at the option of the shareholder, provided that the market
price for the Company's common stock is at or above $4,50 per share.   At
December 31, 2000 and 1999 there were no shares issued and outstanding.












                              F-12
                         ANIMAL CLONING SCIENCES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2000

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

The foreign currency transaction gain (loss) for the years ended December 31, 2000 and 1999 was $(99,345) and $(3,000) respectively.

Note G:  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31, 2000 and 1999:

                                               2000         1999
   U.S. statutory federal rate                 28.98%      28.98%
   State income tax rate                        6.60%       6.60%
   Temporary differences:
     Write-down of investments                (25.04%)    (25.04%)
     Write-down of receivables                 (6.06%)     (6.06%)
     Net operating loss for which
        no tax benefit is currently available  (4.48%)     (4.48%)
                                              -------      ------
                                                   -%          -%
                                              ======       =====
At December 31, 2000 and 1999 deferred taxes consisted of the following:

                                                 2000       1999
           Deferred tax assets,
             Net operating loss carry-forward  $590,515    $573,298
           Less valuation allowance            (590,515)   (573,298)
                                              ---------   ---------
              Net deferred taxes               $     -     $      -
                                              ========    =========

The valuation allowance offsets the net deferred tax asset for which
there is no assurance of recovery.   The change in the valuation
allowance for the years ended December 31,2000 and 1999 totaled $17,217
and $10,6820, respectively.   The net operating loss carry-forward expires
through the year 2018.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax
asset will be realized.   At that time, the allowance will either be
increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.
                            F-13
                           ANIMAL CLONING SCIENCES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2000

Note H:  Commitments and contingencies
Bank line of credit
At December 31, 2000, the Company had two Swiss Franc ("SFr") lines of credit available at Societe Financiere Privee SA, in the amounts of SFr 1,120,000 and SFr 350,000, approximately US$817,488 and US$255,465
respectively.   As of December 31, 2000, there were no amounts
outstanding under either line of credit.   Th SFr 1,120,000 line was
renewed in November of 1999 and the SFr 350,000 line was renewed on December 31, 1998.

Investment margin account
The Company's subsidiaries maintain investments with a Swiss trustee, which has deposited the investments in accounts held at Societe
Financiere Privee SA ("SFP").   The trustee is an affiliate entity owned
by the president and director of the Company.   From time to time, funds
are transferred from the subsidiaries to the parent, creating an excess
of available funds.   Available funds consist of fiduciary deposits as
required by SFP.   Further, SFP reserves the right to offset any
uncollected amounts by any positive balances of all accounts.   Further
SFP has a lien over all securities under its custody and a right of
offset against such securities for any unpaid claims.   The margin
account bears interest at 7.50% and the maximum credit limit is SFr 2,500,000, which is approximately $1,524,350 at December 31, 2000.
The Investment Margin Account at December 31, 2000 and December 31,
1999 was $517,537 and $503,344, respectively

Stock option plan
At December 31, 2000, an aggregate of 800,000 shares of common stock was reserved for issuance under the Company's 1993 stock option plan.
Pursuant to the plan, the board of directors may grant options to
employees, officers, directors, or others at their discretion.   As of
December 31, 2000, no options had been granted under the plan.

Other stock options.
At December 31, 2000, an aggregate of 233,334 shares of common stock were reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 233,334 shares of common stock
(of which 194,834 were to Company officers) at $2.50 per share.   The
options expire in April 2004.   These options were not issued under the
Company's 1993 stock option plan.

On November 14th 2000 an aggregate of 3,715,000 shares of common stock were reserved for management compensation and/or incentives. As of December 31, 2000, no options had been granted.

Officers' salaries
The board approved payment to two officers for salaries in 1995, 1996,
1997, 1998, 1999, and 2000 totaling $660,000, payable in common stock of the
Company based on the market value at time of issuance.   At December 31,
2000 no amounts have been paid nor has any common stock been issued in satisfaction of this commitment. These costs have been classified as Notes Payable for the years 1995 through 2000.
                                 F-14

                  ANIMAL CLONING SCIENCES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            December 31, 2000

Note H: Commitments and contingencies continued

Other receivable
In March 2000, the merger with Ovvio/Italy was rescinded. All transactions were reversed out except the $126,024 accounts receivable due the company from Ovvio/Italy. This entire amount was paid off in full in the first quarter 2001.

Lease commitments
On December 15, 2000 entered into a one year lease with Canine Cryo-bank, Inc. for a cryo-bank laboratory in San Marcos, California with equipment for its use in preserving DNA samples of cats and dogs for future use in cloning procedure's of our clients pets. The total lease amount for the 12 month period is $12,996, payable monthly at $1,083.00.



Note I:  Industry and geographical segment reporting

As of and for the years ended December 31, 2000 and 1999 the Company operated and had assets in the United States and Europe as follows:

                                              2000             1999
LOSS FROM OPERATIONS
  United States                            $(271,185)         $(227,446)
  Europe                                    (113,131)          ( 10,682)
                                         -----------          ---------
TOTAL LOSS FROM OPERATIONS                $ (384,316)       $(  238,428)
                                         ===========          =========
IDENTIFIABLE ASSETS
  United States                           $  506,487             15,879
  Europe                                   2,455,210          3,756,641
                                         -----------         ----------
TOTAL IDENTIABLE ASSETS                  $ 2,961,697          3,772,520
                                         ===========         ==========

Note J:  Discontinued operations

There were no costs associated with discontinued operations in 2000 and 1999.






                                F-15


                     ANIMAL CLONING SCIENCES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            December 31, 2000

Note K:  Events subsequent to the date of the Auditor's Report
(unaudited)   none