Form 10-K/A
period 2000-12-31
ANIMAL CLONING SCIENCES INC
filed 2001-05-08
CIK 915337

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                              FORM 10-KSB/A

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0.00. The aggregate market value of the voting stock held by non-affiliates of the registrant was $324,129 based upon the average of the bid and asked price of the Common Stock of $.3125 as of December 31, 2000. The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2000: Common Stock, No Par Value - 1,289,687 shares




Item 1. Description of Business.  Animal Cloning Sciences, Inc.
was incorporated on August 16, 1984 in the state of Washington under the name Gold Valley, Inc. On October 4, 1993 the company's shareholders authorized the issuance of preferred stock, adopted a Stock Option Plan and ratified a reverse stock split.


In June 1993 the Company commenced its business of providing financial services. The Company's European operations were managed by Riccardo Mortara, president and chairman of the Company. Mr. Mortara has over 20 years experience in the Swiss banking industry and he is the owner and operator of Societe Financiere du Seujet, a Swiss trust & portfolio management company.


On November 14, 2000, the Company changed its name to Animal Cloning
Sciences, Inc. to reflect the direction of the firms efforts. The Company will be conducting research on cloning horses and DNA banking of animal cells. The Company is focusing its research on extracting eggs from the 30 mares in the research program. The first step is the enucleation of the egg, followed by the insertion of the DNA of the animal to be cloned. The egg is then incubated and hopefully grown to an embryo, which will be frozen. The embryo will be thawed and tested to determine whether it is alive and ready for transplant into a surrogate mare. The Company's goal is to perfect the nuclear transfer of DNA cells, development to mature embryos, and frozen.
The ability to clone and freeze an embryo will allow customers to send the Company a blood sample and for he Company to send back to the customer a cloned frozen embryo for transplant. The company expects that its research in cloning and freezing horse embryos will have an application in freezing cat and dog embryos.


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



Competition. Cryopreservation of animal DNA is offered by a half dozen companies at rates equal to or higher than rates charged by Animal Cloning Sciences. No company dominates the field and market share is impossible to determine. Animal cloning research is being conducted by hundreds of companies throughout the world. Most research efforts are directed towards farm animals. More than a dozen companies are researching dog, cat, and horse cloning.


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

At December 31, 1999, the Company had two Swiss Franc ("SFr") lines of credit available at Societe Financiere Privee SA, in the amounts of SFr 1,120,000 and SFr 350,000, approximately US$817,488 and US$255,465
respectively.   As of December 31, 1999, there were no amounts
outstanding under either line of credit.   The SFr 1,120,000 line expired
November 27, 1999 and was extended and the SFr 350000 line expired December 31, 1998, and it was extended, both for an indefinite period of time.

The Company's main investments are deposits at Societe Financiere Privee SA ("SFP"). Further SFP reserves the right to offset any uncollected amounts
by any positive balances of all accounts.   Further SFP has a lien over
all securities under its custody and a right of offset against such
securities for any unpaid claims.   The margin account bears interest at
7.5% and the maximum credit limit is SFr 2,500,000, which is approximately $1,524,350 U.S. Dollars. The margin account balances at December 31, 2000 was $517,537. Available credit at December 31, 1999 on the margin account is $1,006,662.

In March of 1999, the company signed a contract with the Semeraro Group. In April of 2000, the transaction was rescinded. Animal Cloning Sciences returned the $510,000 that it had received under the original contract as part of the rescission in March of 2000, (see Note H).



Capital and Source of Liquidity

The Company currently leases it facilities from a director of the Company. The Company did not have any financing activities for the years ended December 31, 2000 and 1999.




Results of Operations

The Company's had no revenues in 2000 and had a net loss of ($384,316). General and administrative expenses were $328,870 compared to $424,980 in fiscal 1999.





Item 7.   Financial Statements and Supplementary Financial Data.

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 12.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been changes in accountants and are properly disclosed in an 8-K dated 3/29/2000. There have been no disagreements with accountants on accounting and financial disclosures.


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


Name                                Age                Position



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




A stock appreciation right entitles a participant to receive a payment, in cash or common stock or a combination thereof, in an amount equal to the excess of the fair market value of the stock at the time of exercise over the fair market value as of the date of grant. Stock appreciation rights may be exercised during a period of time fixed by the Committee not to exceed ten years after the date of grant or three years after death or disability, whichever is later. Restricted stock requires the recipient to continue in service as an officer, director, employee or consultant for a fixed period of time for ownership of the shares to vest. If restricted shares or stock appreciation rights are issued in tandem with options, the restricted stock or stock appreciation right is cancelled upon exercise of the option and the option will likewise terminate upon vesting of the restricted shares.


Compliance with Section 16

Not Applicable.




Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Shareholders.

The following table sets forth information relating to the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the Company capital stock, based on 1,289,687 common shares outstanding at December 31, 2000.


Name and Address                    Amount and Nature
Of Beneficial                       Of Beneficial            Percent
Title of Class Ownership            Ownership                of Class

Common Stock

Dempsey K. Mork                     136,293                 10.86%
83888 Avenue 51
Coachella, CA 92236

Riccardo Mortara                    116,182                  9.26%
14 Quai Du Seujet
CH-1201 Geneva
Switzerland

Randall A. Baker                     23,383                  1.86%
83888 Avenue 51                     -------                ------
Coachella, CA 92236
   Total                           275,868                  21.98%















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






PART IV


12 21.    Subsidiaries. The Company's subsidiary, Societe Financiere de
Distribution, Geneva, SA was dissolved.












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


By:/s/ Dempsey K. Mork
          Dempsey K. Mork
          Chief Executive Officer/Director





                     ANIMAL CLONING SCIENCES, INC.

          Index to Consolidated Financial Statements

                                                           Page

Independent auditors' report                               F-2
Consolidated balance sheet, December 31, 2000 and 1999     F-3
Consolidated Statement of Operations, for the years
  Ended December 31, 2000 and 1999                         F-4

Consolidated statement of shareholders' equity,
December 31, 1996 through December 31, 2000                F-5
Consolidated statements of cash flows, for
  the years ended December 31, 2000 and 1999               F-6
Notes to consolidated financial statements                 F-7 to F-15

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






David Winings C.P.A.
Palm Desert
April 23, 2001

                      ANIMAL CLONING SCIENCE, INC.

                    CONSOLIDATED BALANCE SHEET
                       December 31, 2000 and
                       December 31, 1999


                           ASSETS


CURRENT ASSETS

Cash...........                                     78,745        ( 193)


MISC OTHER RECVBL/OVVIO ITALY                      126,024      126,024
                                                 ---------     --------

 TOTAL CURRENT ASSETS                              204,769      125,831
                                                 ---------     --------


INVESTMENTS   (Note A)                           2,190,000    4,133,960
                                                 ---------     --------

 NET PLANT PROPERTY EQUIP
 ACCUM DEPREC                                        2,742        5,142
 12/31/00 (12,155)
 12/31/99 (9,755)                                ---------     --------

 CAPITALIZED R & D MEDICAL
   DATA BASE                                       395,000           -0-
                                                 ---------     --------
 GOODWILL - MEDICAL DATA BASE                       30,000           -0-
                                                 ---------     --------

                  TOTAL ASSETS                  $2,822,511    4,264,933
                                                ==========    =========


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Investment margin account                      $  517,537      503,344

Accounts payable                                    4,143       18,397

Other accrued liabilities                          60,000       42,000

Notes Payable-Officers/Directors Fees             660,000      540,000

                                                ----------   ---------

TOTAL CURRENT LIABILITIES                        1,241,680   1,103,741


MINORITY INTEREST                                    2,000       2,000

SHAREHOLDERS' EQUITY (Note E)
Preferred stock, no par value;
1,000,000 shares authorized;                            -0-         -0-

Common stock, no par value;
50,000,000 shares authorized;
Issued and outstanding
1,289,687 and 1,422,687 at
December 31 2000 and December 21 1999
respectively                                    11,972,751  12,480,251

Foreign currency translation (loss)                     -0-   (216,036)

Retained deficit                               (10,393,920) (9,105,023)
                                                ----------   ---------
TOTAL SHAREHOLDERS' EQUITY                       1,578,831   3,159,192
                                                ----------   ---------

TOTAL LIABILITIES & EQUITY                       2,822,511   4,264,933
                                               ===========  ==========






























  See accompanying notes to the consolidated financial statements.

                       ANIMAL CLONING SCIENCES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For The Years Ended
                                                 December 31,
                                             2000          1999

GENERAL AND ADMINISTRATIVE EXPENSE          $328,870       $424,980



LOSS FROM OPERATIONS                        (328,870)      (424,980)


OTHER INCOME (EXPENSE)

  Dividend and interest income                158,470       214,270

  Interest expense                            (56,162)      (24,718)

  Foreign currency transaction (loss)(Note F) (99,345)       (3,000)

  Gain (loss) on sale of marketable
  Securities/SFP Preferred Stock (Note C)     (58,409)           -0-
                                              -------      --------
   TOTAL OTHER INCOME EXPENSE                 (55,446)      186,552
                                              -------      --------
   (LOSS) BEFORE INCOME TAXES                (384,316)     (238,428)

  INCOME TAX BENEFIT (EXPENSE)

  Current income tax benefit                   17,183        10,658
  Deferred income tax expense                 (17,183)      (10,658)
                                              -------       -------
  (Loss) from continuing operations          (384,316)     (238,428)

  Discontinued operations income (loss)            -0-           -0-
                                              -------       -------

      NET (LOSS)                             (384,316)     (238,428)

                                           ===========   ===========

Basic loss per common share,
continuing operations (Note A)            $      (.28)        (.21)
                                          ===========   ===========

Basic loss per common share,
discontinued operations                   $         -    $        -
                                          ===========   ===========

Basic weighted average common
shares outstanding (Note A)                 1,373,937     1,135,677
                                          ===========   ===========

Diluted loss per common share,
continuing operations (Note A)           $       (.17)         (.21)
                                          ===========   ===========
Diluted loss per common share,
discontinued operations                   $         -    $        -
                                          ===========   ===========

Diluted weighted average common
shares outstanding (Note A)                 2,270,468     1,135,677
                                          ===========   ===========









































             See accompanying notes to the consolidated financial statements.

                              ANIMAL CLONING SCIENCES, INC.

                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  From December 31, 1996 through December 31, 2000


                                                                    Foreign
           Preferred Stock      Common Stock          Retained      Currency
           Shares   Amount      Shares    Amount     (Deficit)      Translation

           -------  ------      ------    ------      --------     ---------
BALANCE
DECEMBER 31, 1996
9,177,427
          1,000    $1,000       3,341,940$12,131,685  $(3,110,258) $155,000

Prior period adjustment (Note E)
              -         -               -          -     (125,777)        -
           -----     -----     ---------  ----------   ----------    --------
BALANCE
DECEMBER 31, 1996
9,051,650
(as restated)
           1,000     1,000     3,341,940  12,131,685   (3,236,035)   155,000
Shares issued for services, at cost
               -         -        30,000      30,000            -           -
Shares issued to officer in exchange for
expenses paid on behalf of the
Company (Note B)
               -         -        22,728      90,912            -           -
 Shares issued to related party for
 services, at cost
             500        500            -           -            -           -
Comprehensive loss:
   Net loss 1997
               -          -            -           -   (4,164,442)          -
   Foreign currency translation
               -          -            -           -            -    (348,082)

   Comprehensive loss
               -          -            -           -   (4,512,524)          -
          ------     ------      -------     -------   ----------    --------

BALANCE
DECEMBER 31, 1997
4,660,538
           1,500      1,500    3,394,668  12,252,597   (7,400,477)   (193,082)
Comprehensive loss (Note E):
  Net loss 1998
               -          -            -           -  (1,466,118)           -
  Foreign currency translation
               -          -            -           -           -       29,722



  Comprehensive loss
                                                      (1,436,396)
         -------    -------      -------     --------   ----------    -------
BALANCE
DECEMBER  31, 1998
3,224,142
         1,500    $ 1,500      3,394,668  $12,252,597$(8,866,595)   $(163,360)
       =======    =======      =========  =========== ===========   =========

3/22/99 Preferred Exchanged
        (1,500)    (1,500) A  1,500,000        1,500

        R Baker                  75,000           -0-
                              ---------
                              4,969,668

4/7/99  1 for 4 reverse split 1,242,417           -0-

5/26/99 Ovvio Italy purchase stock
                           B     35,400      106,200

        commiss on stk pur        1,770           -0-

6/26/99 SFP Purchase Stock
                                178,500      226,154+

12/31/99 Rescind Ovvio Merger
                           B    (35,400)    (106,200)

Comprehensive Net Loss 1999
                                                          (238,428)

Foreign Currency translation                                          (52,676)

Balance @ 12/31/1999
$3,159,192
           -0-         -0-    1,422,687   12,480,251    (9,105,023)  (216,036)
Adj prior yr recon               35,500
Ovvio Italy Contract
Cancellation                   (178,500)    (510,000)
Shares Issued (services
Rendered                         10,000        2,500
                                -------      -------

Writedown SFP (Loss) SFP
 Investment to FMV                                        (904,581)

Comprehensive year 2000 (Loss)                            (384,316)


Balance @ 12/31/2000
$1,578,831
           -0-         -0-    1,289,687   11,972,751   (10,393,920)         -0-

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

CASH PROVIDED (USED) ON CHANGES
IN CURRENT ASSETS  DECREASE/(INCREASE)
AND IN CURRENT LIABILITIES INCREASE/
(DECREASE)



   Accounts Payable/(decrease)         (14,254)            (  547)
   Other accrued liabilities increase   18,000             26,000
   Officers/directors fees increase    120,000            120,000
   Capitalized R&D MedData/(increase) (395,000)                -0-
   Set up Goodwill MedData (increase)  (30,000)                -0-
   Settlement of Sangate Receivable/
     decrease                               -0-           281,800
   Receivable Ovvio Italy (increase)        -0-          (126,024)
                                     ---------           --------

Net Cash Provuded (used) by
   Operating Activities               (683,170)            65,201
                                     ---------           --------

Investing Activities

   Reduction in SFP Investment       1,943,960                 -0-
   Cancellation Ovvio/Italy           (510,000)                -0-
   Issuance of Common Stock              2,500            226,154
   Writedown (Loss) SFP Common to FMV (904,581)                -0-
   Net incr. SFP margin Investment A/C  14,193           (247,210)
                                     ---------           --------
Net cash provided (used)
   Investing Activities                546,072            (21,056)

Effect of exchange rate changes
   on cash translation (loss)increase  216,036            (52,675)
                                     ---------            -------


Net increase (decrease) on cash         78,938            ( 8,530)


Cash, beginning of period               (  193)              8,337

                                     ----------         ----------
CASH, END OF PERIOD                     78,745           $ (   193)


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

                               ANIMAL CLONING SCIENCES, INC.
  8:                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000


Note A: Nature of organization and summary of significant accounting
Policies

Nature of organization
ANIMAL CLONING SCIENCES, INC. (the "Company") was organized in the state of Washington. The company is a holding company now involved in the cloning of companion animals, dogs, cats or horses.

Basis of consolidation
The consolidated financial statements include the accounts of Animal Cloning Sciences, Inc. and its majority-owned subsidiary SFD. All significant inter-company transactions have been eliminated in the consolidation. Minority shareholders in SFD include the President of the Company and the minority interest in the financial statements reflects the original minority equity capital investment of $2,000. The losses of SFD have exceeded the minority equity capital investment and have been accordingly charged against the majority interest. If the losses should reverse in future periods, the majority interests will be credited for any amounts previously absorbed before credit is made to the minority interests. Cumulative minority interest losses at December 31, 2000 approximated $00,000.

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












                              F-11
                         ANIMAL CLONING SCIENCES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2000

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



Note I:  Industry and geographical segment reporting

As of and for the years ended December 31, 2000 and 1999 the Company operated and had assets in the United States and Europe as follows:

                                              2000             1999
LOSS FROM OPERATIONS
  United States                            $(271,185)         $(227,746)
  Europe                                    (113,131)          ( 10,682)
                                         -----------          ---------
TOTAL LOSS FROM OPERATIONS                $ (384,316)       $(  238,428)
                                         ===========          =========
IDENTIFIABLE ASSETS
  United States                           $  506,487             15,879
  Europe                                   2,455,210          3,756,641
                                         -----------         ----------
TOTAL IDENTIABLE ASSETS                  $ 2,961,697          3,772,520
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















































ac10k00-fin1.txt
F-15