Form 10-Q
period 2001-03-31
ANIMAL CLONING SCIENCES INC
filed 2001-05-16
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549
                                         FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

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

                                                   Yes         No  X

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                   1,259,687
Title of Class                            Number of Shares Outstanding
                                                at March 31, 2001
No exhibits included.







GENERAL

On November 14, 2000, the Company changed its name to Animal Cloning
Sciences, Inc. to reflect the direction of the firms efforts. The Company will be conducting research on cloning horses and DNA banking of animal cells. The Company is focusing its research on extracting eggs from the 30 mares in the research program. The first step is the enucleation of the egg, followed by the insertion of the DNA of the animal to be cloned. The egg is then incubated and hopefully grown to an embryo, which will be frozen. The embryo will be thawed and tested to determine whether it is alive and ready for transplant into a surrogate mare. The Company's goal is to perfect the nuclear transfer of DNA cells, development to mature embryos, and frozen.
The ability to clone and freeze an embryo will allow customers to send the Company a blood sample and for the Company to send back to the customer a cloned frozen embryo for transplant. The company expects that its research in cloning and freezing horse embryos will have an application in freezing cat and dog embryos.


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

Item 2. MANAGEMENTS DISSCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


The condensed consolidated financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal Cloning Sciences's management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and Animal Cloning Sciences's annual report on form 10-KSB for the fiscal year end December 31, 2000

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The result of the interim period are not necessarily indicative of trends or of results to be expected for a full year.




































                           Animal Cloning Sciences, Inc.

                          CONSOLIDATED BALANCE SHEET
                                   Assets


                                    March 31,             December 31,


                                        2001                    2000

Current assets:



     Cash                             177,924      $         78,745

     Misc other Receivables/Ovvio
     Italy (Note 1)                        -0-              126,024
                                      -------               -------



           Total current assets       177,924               204,769
                                      -------               -------



INVESTMENTS, (Note 3)               2,168,500             2,190,000

PLANT PROPERTY & EQUIPMENT,
  NET OF ACCUM. DEPRECIATION
  3/31/01 ($12,755) & 12/31/00
  ($12,155)                             2,142                 2,742

CAPITALIZED R&D - MEDICAL DATA BASE
  NET OF ACCUM. AMORTIZATION (Note 2)
  3/31/01 ($19,750) & 12/31/00 ($0)   375,250               395,000

GOODWILL - MEDICAL DATA BASE
  NET OF ACCUM, AMORTIZATION (Note 2)
  3/31/01 ($1,500) & 12/31/2000 ($0)   28,500                30,000
                                      -------               -------


              TOTAL ASSETS          $2,752,316            $2,822,511
                                    ==========            ===========










                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Investment Margin Account (Note 4)$    498,253      $    517,537
   Accounts payable                         4,143             4,143
   Other accrued liabilities               66,000            60,000
   Notes Payable Officers/Directors Fees  690,000           660,000

                                      -----------       -----------
       TOTAL LIABILITIES             $  1,258,396      $  1,241,680

                                      ___________        __________





MINORITY INTEREST

                                             2,000                2,000



Shareholders' equity:

     Preferred Stock,no par value
            1,000,000 shares authorized
            0 issued and outstanding 3/31/01
            12/31/2000                          -0-                   -0-

     Common Stock, no par value; 50,000,000
           shares authorized; 1,259,687 &
           1,259,687 shares issued and outstanding
           respectively at March 31, 2001 and
           December 321, 2000           11,972,751            11,972,751


     Retained (deficit)                (10,480,831)          (10,393,920)
                                       -----------            ----------
Total shareholders' equity               1,491,920             1,578,831
                                       -----------            ----------

           Total Liabilities and Equity $2,752,316      $      2,822,511
                                        ==========            ==========








      The accompanying notes are an integral part of these financial statements




                                 Animal Cloning Sciences, Inc.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 2001 and 2000
                                  Three Months Ended


                                     March 31,
2001 2000


Revenues:                      $    -0-      $     -0-

General and Administrative
     Expenses (Note 5)         122,969         75,113
                               -------        -------
(Loss)from Operations         (122,969)       (75,113)
Other Income                    36,300         10,373
Interest (Expense) Bank charges
    (Note 6)                  (21,498)        (  750)
Translation Gain (Loss)
    (Note 7)                   21,256             -0-
                               ------         ------
Gain (Loss) from Continuing
     Operations              $(86,911)     $( 65,490)

Gain (Loss) from Discontinued
     Operations             $     -0-     $      -0-
                              ------         ------


 Net Income (Loss)           (86,911)       (65,490)
                            ========        =======
Per share information:
     Basic (loss) per common share:
           Continuing operations
                              $  (0.07)      $   (0.05)
                              --------       ----------
           Discontinued operations
                              $  (0.00)       $  (0.00)

     Basic Weighted average number of
           common stock shares outstanding

                             1,259,687        1,223,667
                             =========        =========
     Diluted (loss) per common share:
           Continuing operations
                              $  (0.02)      $     (0.05)
           Discontinued operations
                              $  (0.00)      $     (0.00)
     Diluted weighted average number of
           common stock shares outstanding

                             4,974,687         1,223,667


      The accompanying notes are an integral part of these financial statements
                                Animal Cloning Sciences,  INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Three Month Periods Ended March 31, 2001 and 2000



                                            Three Months Ended


                                                 March 31,


                                         2001            2000
     Operating Activities:



     Net (loss)
                                     $   (86,911)   $  (65,490)
     Transactions not requiring cash:
           Depreciation                      600           600

           Amortization Capitalized
             R&D (Note 2)                 19,750            -0-
           Amortization Goodwill (Note 2)  1,500            -0-

Cash provided (used) on changes in
     Current assets decrease (increases)
     And changes in current liabilities
     (decreases) increases

     Increase in accounts payable            -0-         7,239
     Increase other accrued liabilities   6,000          8,500
     Increase (decrease) Investment
       Margin Account (Note 4)          (19,284)        33,946

     Increase notes payable officers     30,000         30,000

     Decrease Misc. Acc. Recv. (Note 1) 126,024             -0-

     Decrease SFP ComStk Invest(Note 3)  21,500             -0-
                                        -------       --------
Net cash provided  (used) by
     Operating Activities             $  99,179      $  14,795

Translation (Decrease) Adjusted
     Changes to cash                         -0-           120
                                         ------         ------
Net increase in cash                  $  99,179         14,915


CASH, BEGINNING OF PERIOD                78,745        (   193)

CASH, END OF PERIOD               $     177,924      $  14,722


       The accompanying notes are an integral part of these financial statements

                                      Animal Cloning Sciences, Inc.

                                   CONSOLIDATED FINANCIAL NOTES

                              PERIOD ENDING THREE MONTHS MARCH 31, 2001

General

The condensed consolidated financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities & Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2001 should be read in conjunction with the Financial statements and notes thereto included in this report and Animal Cloning Sciences' Annual Report on Form 10-KSB for the
        fiscal year ended  December 31, 2000.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that , in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

Note 1 - Final Payment in full on the Ovvio/Italy accounts receivable, was received during March, 2001.


Note 2 - Decrease of $19,750 in the capitalized R&D for the acquisition of U.S. Medical Data for $425,000 represents the quarterly amortization over a five year life on the $395,000 cost base. The $30,000 Goodwill is being amortize similarly over a five year base at a rate of $1,500 per quarter.


Note 3 - Reduction of Investments of $21,500 is due to the sale of 43 shares of SFP common stock.

Note 4 - Investment Margin Liability Account - This account represent the stock margin accounts on the SFP Bank Stock Purchases in Geneva. During the first quarter of 2001, there was a decrease of $19,284 due to favorable foreign conversion rates. See Note 7 on Translation gain of $21,256.

Note 5 - General and Administrative Expenses of $122,969 for the first quarter of 2001 are higher than 2000 due to amortization of the capital R&D and Goodwill for the U.S. Medical acquisition $$21,250 and the start up costs of the Animal Cloning DNA project of $ 28,314.

Note 6 - Interest Expense and bank charges of $21,498 in first quarter of 2001 is attributable to costs on the SFP Margin account.

Note 7 - Translation gain of $21,256 is due to the improvement in the Swiss Franc conversion rate from 1.64 at the end of December 31, 2000 to 1.73 at the end of March 31, 2001.


































                                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 2001                   By: /s/
                                          Dempsey K. Mork
                                         (Chief Executive Officer
                                          and duly authorized officer/
                                          director)