Form 10-Q
period 2001-06-30
ANIMAL CLONING SCIENCES INC
filed 2001-08-20
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549
                                         FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

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

                                                   Yes         No  X

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                   1,259,687
Title of Class                            Number of Shares Outstanding
                                                at June 30, 2001
No exhibits included.







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




































                           Animal Cloning Sciences, Inc.

                          CONSOLIDATED BALANCE SHEET
                                   Assets


                                       June 30,             December 31,
                                        2001                    2000

Current assets:


     Cash                             177,924      $         78,745

     Misc other Receivables/Ovvio
     Italy (Note 1)                        -0-              126,024




           Total current assets       134,768               204,769




INVESTMENTS, (Note 4)               2,168,500             2,190,000

PLANT PROPERTY & EQUIPMENT,
  NET OF ACCUM. DEPRECIATION
  6/30/01 ($13,355) & 12/31/00
  ($12,155) (Note 3)                    1,542                 2,742

CAPITALIZED R&D - MEDICAL DATA BASE
  NET OF ACCUM. AMORTIZATION (Note 2)
  3/31/01 ($19,750) & 12/31/00 ($0)   355,250               395,000

GOODWILL - MEDICAL DATA BASE
  NET OF ACCUM, AMORTIZATION (Note 2)
  6/30/01 ($3,0500) & 12/31/2000 ($0)  27,000                30,000



              TOTAL ASSETS          $2,687,310            $2,822,511
                                    ==========            ===========










                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Investment Margin Account (Note 4)$    498,253      $    517,537
   Accounts payable                         4,143             4,143
   Other accrued liabilities               72,000            60,000
   Notes Payable Officers/Directors Fees  720,000           660,000

                                      -----------       -----------
       TOTAL LIABILITIES             $  1,294,396      $  1,241,680
                                      ___________        __________





MINORITY INTEREST

                                        2,000                2,000
                                     ________             ________


Shareholders' equity:

     Preferred Stock,no par value
            1,000,000 shares authorized
            0 issued and outstanding
            6/30/01 &12/31/2000           -0-                   -0-

     Common Stock, no par value; 50,000,000
           shares authorized; 1,259,687 &
           1,259,687 shares issued and outstanding
           respectively at June 30, 2001 and
           December 31, 2000      11,972,751            11,972,751


     Retained (deficit)          (10,581,837)          (10,393,920)
                                 -----------            ----------
Total shareholders' equity    $    1,390,914             1,578,831
                                 -----------            ----------

           Total Liabilities
           and Equity             $2,687,310      $      2,822,511
                                  ==========            ==========













      The accompanying notes are an integral part of these financial statements


                            Animal Cloning Sciences, Inc.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                     For the Three Months and Six Months Ended
                           June 30, 2001 and 2000
                                  Three Months Ended    Six Months Ended
                                         June 30            June 30
                                  2001      2000        2001        2000



Revenues:                        $    -0-  $    -0-    $    -0-     $    -0-


General and Administrative
     Expenses (Note 5)           113,006   122,457      235,975    (187,498)
                                 -------   -------     --------     -------
(Loss)from Operations           (113,006) (122,457)    (235,975)   (187,948)
Other Income                      12,000    66,629       48,300      77,002
Interest (Expense) Bank charges
    (Note 6)                          -0-       -0-     (21,498)     (  750)
Translation (Expense) Income
    (Note 7)                          -0-   (4,087)      21,256      (4,087)
(Loss) Sale of Investments            -0-  (58,409)          -0-    (58,409)
                                 ------    ------       -------     -------
Gain (Loss) from Continuing
     Operations                $(101,006)$(118,324)   $(187,917)  $(174.192)

Gain (Loss) from Discontinued
     Operations                 $     -0-$      -0-   $      -0-  $      -0-
                                  ------    ------     --------    --------


 Net Income (Loss)              (101,006) (118,324)   (187,917)    (174,192)
                                ========   =======    ========    =========
Per share information:
     Basic (loss) per common share:
           Continuing operations  $( .08)   $( .08)    $(  .15)     $(  .12)
           Discontinued Operations ( .00)    ( .08)     (  .00)      (  .00)



     Basic Weighted average number of
     common stock shares
     outstanding              1,259,687  1,422,687   1,259,687    1,422,687



     Diluted (loss) per common share:
     Continuing Operations     $  (0.02)  $  (0.08)    $ (0.04)    $  (0.12)
     Discontinued Operations      (0.00)     (0.00)      (0.00)       (0.00)
     Diluted weighted average
     number of common stock
     shares outstanding       4,974,687  1,422,687   4,974,687    1,422,687


      The accompanying notes are an integral part of these financial statements
                                Animal Cloning Sciences,  INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                          For the Three Month and Six Months Ended
                                June 30, 2001 and 2000
                                Three Months Ended        Six Months Ended
                                      June 30                  June 30
                                 2001         2000         2001         2000

Operating Activities:

Net (loss)                      $(101,006)   $(118,324)  $(187,917)   $(183,814)

     Transactions not requiring cash:
           Depreciation               600          600       1,200        1,200

           Amortization Capitalized
             R&D (Note 2)          19,750           -0-     39,500           -0-
           Amortization Goodwill
           (Note 2)                 1,500           -0-      3,000           -0-

Cash provided (used) on changes in
     Current assets decrease (increases)
     And changes in current liabilities
     (decreases) increases

     Increase in accounts payable      -0-    ( 8,500)          -0-      (1,260)
     Increase other accrued
     liabilities                    6,000     (21,275)      12,000      (12,776)
     Increase (decrease) Investm.
       Margin Account (Note 4)         -0-    ( 2,976)     (19,284)      30,970

     Increase notes payable
     Officers/Dir                  30,000      30,000       60,000       60,000

     Decrease Misc. Acc. Recv.
    (Note 1)                           -0-         -0-     126,024           -0-

     Decrease SFP ComStk
     Invest(Note 3)                    -0-         -0-      21,500           -0-
     Decrease SFP PreStk               -0-    114,000           -0-     114,000
                               ---------     --------      -------      -------

Net cash provided  (used) by
    Operating Activities        $( 43,156)   $( 6,475)    $ 56,023      $ 8,320

Translation (Decrease) Adjusted
     Changes to cash                   -0-    ( 6,456)          -0-     $(6,336)
                                   ------      ------     --------      -------
Net increase in cash             $(43,156)   $(12,931)     $56,023        1,984


CASH, BEGINNING OF PERIOD         177,924      14,722       78,745     (    193)

CASH, END OF PERIOD             $ 134,768    $  1,791     $134,768        1,791


       The accompanying notes are an integral part of these financial statements

                            Animal Cloning Sciences, Inc.

                            CONSOLIDATED FINANCIAL NOTES

                        PERIOD ENDING THREE MONTHS & SIX MONTHS
                                   JUNE 30, 2001

General

The condensed consolidated financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities & Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months and six months ended June 30, 2001 should be read in conjunction with the Financial statements and notes thereto included in this report and Animal Cloning Sciences' Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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


Note 2 - Decrease of $19,750 in the first and second quarter of 2001 in the capitalized R&D for the acquisition of U.S. Medical Data for $425,000 represents the quarterly amortization over a five year life on the $395,000 cost base. The $30,000 Goodwill is being amortized similarly over a five year base at a rate of $1,500 per quarter.


Note 3 - Reduction of Investments of $21,500 is due to the sale of 43 shares of SFP common stock during the 1st quarter ending March 31,2001.

Note 4 - Investment Margin Liability Account - This account represents the stock margin accounts on the SFP Bank Stock Purchases in Geneva. During the first quarter of 2001, there was a decrease of $19,284 due to favorable foreign conversion rates.

Note 5 - General and Administrative Expenses of $113,006 for the second quarter of 2001 are lower than 2000.

Note 6 - Interest Expense and bank charges of $21,498 for the first six months of 2001 is attributable to the SFP Margin account.
































                                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 15, 2001                    By: /s/ Dempsey K. Mork
                                          Dempsey K. Mork
                                         (Chief Executive Officer
                                          and duly authorized officer/
                                          director)