Form 10QSB
period 2001-09-30
ANIMAL CLONING SCIENCES INC
filed 2001-11-29
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549
                                         FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

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

                                                   Yes   X      No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                   1,289,687
Title of Class                            Number of Shares Outstanding
                                                at September 30, 2001
No exhibits included.









GENERAL


The condensed consolidated financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal Cloning Sciences Inc.'s management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three an nine months ended September 30, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and Animal Cloning Science's annual report on form 10-KSB for the fiscal year end December 31, 2000, and the 10QSB for March 31, 2001, and for June 30, 2001.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The result of the interim period are not necessarily indicative of trends or of results to be expected for a full year.


Item 2. MANAGEMENTS DISSCUSSION AND ANALYSIS
Animal Cloning Sciences is engaged in Cloning Research. The company has retained the services of an Italian Scientist to assist the company in its efforts to clone a horse.

The company has built a lab to do Nuclear Transfer of DNA into to Oceytes. Scientific work is being performed on behalf of the company by several other scientists.
























                         Animal Cloning Sciences, Inc.
                          CONSOLIDATED BALANCE SHEET
                            9/30/01 and 12/31/00
                                    Sept 30,             December 31
                                        2001                    2000
ASSETS
Current assets:
     Cash                           $ 111,331)      $          78,745

        Misc Other Receivable/
        Ovvio Italy  (Note 1)              -0-                126,024
                                      -------               ---------
           Total current assets       111,331                 204,769

INVESTMENTS, (Note 4)               2,168,500               2,190,000

PLANT PROPERTY & EQUIPMENT,
  Net of Accum. Deprec
  9/30/01 ($13,955) & 12/31/00
  ($12,755)  (Note 3)                     942                   2,742

Capitalized R&D - Medical Data
  Base, Net of Accum. Deprec.
  9/30/01 (52,950) 12/31/00
  ($0)   (Note 2)                     335,750                 395,000

Capitalized DNA Lab Facility
  and Equipment $8,227 Net of
  Accum Amort 9/30/01 ($411)
  and 12/31/00 ($0) (Note 6)            7,816                      -0-

Goodwill - Medical Data
  Base; Net of Accum Deprec
  9/30/01 ($4,500) & 12/31/00
  ($0) (Note 2)                        25,500                  30,000

                                    ----------            -----------
              TOTAL ASSETS         $2,649,839              $2,822,511
                                   ==========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Investment Margin Account (Note4) $    498,253      $    517,537
   Accounts payable                         4,143             4,143
   Other accrued liabilities               85,500            60,000
   Notes Payable Officers/Directors/
   Fees                                   750,000           660,000
                                      -----------       -----------
       TOTAL LIABILITIES             $  1,337,896      $  1,241,680
                                        ---------         ---------

MINORITY INTEREST                           2,000             2,000




Shareholders' equity:

     Preferred Stock, no par value;
     1,000,000 shares authorized;
     0 issued and outstanding
     9/30/01 and 12/31/00                       -0-               -0-

     Common Stock, no par value;
     50,000,000 shares authorized;
     1,289,687 & 1,289,687 shares
     issued and outstanding
     respectively, at 9/30/01 &
     12/31/00                           11,972,751        11,972,751

     Retained  Earnings (deficit)      (10,662,808       (10,393,920)
                                       -----------        ----------
           Total shareholders' equity    1,309,943         1,578,831
                                         ---------         ---------
     Total Liabilities and Equity
                                        $2,649,839     $   2,822,511
                                       ===========       ===========




























      The accompanying notes are an integral part of these financial statements







                             Animal Cloning Sciences, Inc.
                         CONSOLIDATED STATEMENT OF OPERATIONS
              For the Three and Nine  Months Ended September 30, 2001 and 2000
                                Three Months Ended          Six Months Ended
                                     Sept 30,                 Sept 30,
                                2001           2000      2001         2000
Revenues:                           -0-           -0-        -0-         -0-

General Administrative
Expenses (Note 5)              103,971        85,279    339,946     273,227
                               -------        ------    -------     -------
(Loss) from Operations      $ (103,971)      (85,279)  (339,946)   (273,227)

Other Income (Expense)
   Other Income             $   23,000        31,923    71,300      108,925
   Interest (Expense)/
   Bank Charges                     -0-           -0-  (21,498)        (750)
  (Loss) Sale of Investments        -0-           -0-       -0-     (58,409)
   Translation (expense)/
   Income                           -0-      (75,114)   21,256      (79,201)
                                ------        -------    ------       ------

   Gain (Loss) from Continuing
   Operations               $  (80,971)     (128,470) (268,888)    (302,662)

   Gain (Loss) from Discontinued
   Operations                       -0-           -0-       -0-          -0-
                               -------     ---------   -------     --------

Net Income (Loss)             $(80,971)     (128,470) (268,888)    (302.662)
                              ========      ========  ========     ========


Per share information:
     Basic (loss) per common share:
     Continuing operations    $  (0.06)    $   (0.09) $  (0.21)   $  (0.21)
     Discontinued operations  $      0     $       0  $      0    $     0

     Basic Weighted average
     number of common stock
     shares outstanding      1,289,687     1,422,687 1,289,687  1,422,687
                             =========     ========= =========  =========


     Diluted (loss) per
     common share:
     Continuing operations    $  (0.02)      $ (0.09)  $ (0.06)  $  (0.21)

     Discontinued operations  $  (0.00)      $ (0.00)  $ (0.00)  $  (0.00)

     Diluted weighted average
     number of common stock
     shares outstanding      4,974,687     1,422,687 4,974,687  1,422,687
                             =========     ========= =========  ========


      The accompanying notes are an integral part of these financial statements
                              ANIMAL CLONING SCIENCES, INC.
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  From December 31, 1996 through September 30,2001
                                                                    Foreign
           Preferred Stock      Common Stock          Retained      Currency
           Shares   Amount      Shares    Amount     (Deficit)      Translation
           -------  ------      ------    ------      --------     ---------
BALANCE
DECEMBER 31, 1996
9,177,427
          1,000    $1,000       3,341,940$12,131,685  $(3,110,258)  $155,000

Prior period adjustment (Note E)
              -         -               -          -     (125,777)         -
           -----     -----     ---------  ----------   ----------    --------

BALANCE
DECEMBER 31, 1996
9,051,650
(as restated)
           1,000     1,000     3,341,940  12,131,685   (3,236,035)   155,000

Shares issued for services,
at cost                           30,000      30,000

Shares iss officer exchange for
expenses paid on behalf of the
Company (Note B)                  22,728      90,912

Shares iss related party for
 services, at cost
             500        500

Comprehensive loss (Note E):
   Net loss 1997         -            -           -   (4,164,442)
   Foreign currency translation       -           -            -   (348,082)
          ------     ------      -------     -------   ----------    --------

BALANCE
DECEMBER 31, 1997
4,660,538
           1,500      1,500    3,394,668  12,252,597   (7,400,477)   (193,082)

Comprehensive loss (Note E):
  Net loss 1998            -            -           -  (1,466,118)

  Foreign currency translation         -           -           -       29,722
         -------    -------      -------     --------   ----------    -------

BALANCE DECEMBER  31, 1998
3,224,142
         1,500    $ 1,500      3,394,668  $12,252,597$(8,866,595)   $(163,360)
       =======    =======      =========  =========== ===========   =========

3/22/99 Preferred Exchanged
        (1,500)    (1,500) A  1,500,000        1,500

        R Baker                  75,000           -0-
                              ---------
                              4,969,668
                              =========
4/7/99  1 for 4 reverse split 1,242,417           -0-

5/26/99 Ovvio Italy purchase stock
                           B     35,400      106,200

        commiss on stk pur        1,770           -0-

6/26/99 SFP Purchase Stock
                                178,500      226,154

12/31/99 Rescind Ovvio Merger
                           B    (35,400)    (106,200)

Comprehensive Net Loss 1999
                                                          (238,428)
Foreign Currency translation                                          (52,676)

Balance @ 12/31/1999
$3,159,192
           -0-         -0-    1,422,687   12,480,251    (9,105,023)  (216,036)
                                                                     ========
Adj prior yr reconcile           35,500
Ovvio Italy contract
cancellation, Net of comm.     (178,500)    (507,500)

Shares Iss Svcs Rend             10,000

W/D SFP Stk Invst to FMV                                  (904,581)

Comp yr  2000 (Loss)                                      (384,316)

Balance @ 12/31/2000
$1,578,831
           -0-         -0-    1,289,287   11,972,751   (10,393,920)

1st Qtr 2001 (Loss)                                    (    86,911)
Balance @ 3/31/2001
$1,491,920

2nd Qtr 2001 (Loss)                                    (   101,005)
Balance @ 6/30/2001
$1,390,915

3rd Qtr 2001 (Loss)                                    (    80,971)
Balance @ 9/30/2001
$1,309,944


The accompanying notes are an integral part of these financial statements

                           Animal Cloning Sciences, Inc.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
        For the Three and Nine Month Periods Ended September 30, 2001 and 2000
                              Three Months Ended     Nine Months Ended
                                    Sept 30,              Sept 30,
                               2001       2000          2001        2000

Operating Activities:
     Net (loss)          $   ( 80,971)   (128,470)   (268,888) $ (302,663)

Transactions not
requiring cash:
     Depreciation                 600         600       1,800       1,800
     Amortization (Note 2)
        Capitalized R&D        19,750          -0-     59,250          -0-
        Goodwill W/O  R&D       1,500          -0-      4,500          -0-
        DNA Lab set-up            411          -0-        411          -0-
Cash Provided (Used) from
Changes in current assets
and current liabilities

    Incr/(Decr) Actpaybl           -0-    (11,391)          -0-   (12,651)
    Incr/(Decr) Accrliabl      13,500      16,500       25,500      3,725
    Incr/(Decr) Margin
      Acct (Note 4)                -0-   (132,775)     (19,284)  (101,805)
    Incr/(Decr) NP Officers    30,000      30,000       90,000     90,000
    Decr/(Incr) Misc
     Act Recv (Note 1)             -0-         -0-     126,024         -0-
    Decr/(Incr) SFB Bank
     Stk (Note 3)                  -0-         -0-      21,500         -0-
   (Incr) Fixd Asset/DNA Lab   (8,227)         -0-      (8,227)        -0-
                              -------    --------      -------     ------
Net Cash Provided (Used)
  by Operating Activities    $(23,437)   (225,536)      32,586   (321,594)

(Increase)Decrease Investments     -0-         -0-          -0-   114,000

Translation Adjustments
   (Increases)/Decreases           -0-    222,372           -0-  (206,414)
                             --------    --------       -------  ---------
Net Incr (Decr) in Cash      $(23,437)    ( 3,164)      32,586   (  1,180)

Cash Beginning of Period      134,768       1,791       78,745   (    193)
                              -------      -------      -------   --------
                             $111,331     ( 1,373)     111,331   (  1,373)
                            ========    ==========    =======      ======








The accompanying notes are an integral part of these financial statements





                          Animal Cloning Sciences, Inc.
                           CONSOLIDATED FINANCIAL NOTES
                   PERIOD ENDING THREE AND NINE MONTHS SEPTEMBER 30, 2001

General

The condensed consolidated financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities & Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the nine months ended September 30, 2001 should be read in conjunction with the Financial statements and notes thereto included in this report and Animal Cloning Sciences' Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and the quarterly report on Form 10QSB for the periods ending March 31, 2001 and June 30, 2001.
The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

Note 1 - Final Payment in full on the Ovvio/Italy accounts receivable, was received during March 2001

Note 2 - Decrease of $19,750 in the third quarter of 2001 for amortization of Capitalized R&D for the acquisition of U. S. Medical Data for $425,000 represents the quarterly amortization over a five year life on the $395,000 acquisition cost basis. The $30,000 Goodwill is being amortized similarly over a five year base at a rate of $1,500 per quarter.

Note 3 - Reduction of Investments of $21,500 is due to the sale of 43 shares of SFP Common Stock during the first quarter ending March 31, 2001

Note 4 - -Investment Margin Liability Account - This account represents the stock margin accounts on the SFP Bank Stock Purchases in Geneva

Note 5 - General and Administrative Expenses of $103,971 for the third quarter of 2001 are $21,250 higher than 2000 expenses of $85,279 due to amortization of the Capitalized R&D and Goodwill for the U.S. Medical Data Base acquisition.


Note 6 - DNA R&D Lab Facility. During the third quarter of 2001, the company completed the set up of a DNA/R&D Lab.














                                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 15, 2001                By: /s/ Dempsey K. Mork
                                            Dempsey K. Mork
                                            (CEO and CFO