Form 10KSB
period 2001-12-31
ANIMAL CLONING SCIENCES INC
filed 2002-05-06
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C. 20549
               FORM 10-KSB/A

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001 [ ]

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

Registrant's telephone number, including area code: 760-398-9700

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

State issuer's revenues for its most recent fiscal year: $0.00. The aggregate market value of the voting stock held by non-affiliates of the registrant was $171,390 based upon the average of the bid and asked price of the Common Stock of $.12 as of December 31, 2001. The number of shares outstanding of the issuer's classes of Common
Stock as of December 31, 2001: Common Stock, No
Par Value - 1,428,253 shares

Item 1. Description of Business.  Animal Cloning
Sciences, Inc. was incorporated on August 16, 1984 in the state of Washington under the name Gold
Valley, Inc. On October 4, 1993 the company's shareholders authorized the issuance of preferred stock, adopted a Stock Option Plan and ratified a reverse stock split.

On November 14, 2000, the Company changed its name to Animal Cloning Sciences, Inc. to reflect the direction of the firm's efforts. The Company will be conducting research on cloning horses, signing license agreements to distribute equine DNA and taking preliminary orders on equine clones. The
Company is focusing its research on a cloning method that will lend itself to commercialization of equine cloning. The Company's goal is to perfect the following methods:

A method of extracting immature occyts from equine ovaries and growing the immature occyts to mature occyts suitable for nuclear transfer.

A method of nuclear transfer utilizing an incubated occyte and previously cryopreserved DNA.

A method of freezing cloned embryos to allow the embryos to be stored for long periods of time and/or shipped to a customer anywhere in the world for transplant into a surrogate mare.

The Company expects that its research in cloning and freezing horse embryos will have an application in freezing cat and dog embryos.

On November 13, 2000, the Company purchased the assets of U.S. Medical Access, Inc. for $425,000.
The assets include a medical database, search protocols, software systems, information control systems, a medical library, medical research results, and analysis to identifying leading physicians, researchers, and medical and research facilities in the United States.

Texas A & M University has announced the successful cloning of a cat. The university has stated they are close to cloning a dog. So far scientists have cloned sheep, cattle, goats, monkeys, pigs, cats, and mice.

Competition.  Thus far nobody has cloned a horse.
Animal cloning research is being conducted by many organizations throughout the world. Most research efforts are directed towards farm animals. More than a dozen companies are researching dog, cat, and horse cloning.

Employees.   The Company has 4 employees,
including its officers plus consulting scientists and advisors. The officers of the Company do not work exclusively for the Company.

Item 2. Description of Property

The Company's headquarters are in Coachella, CA.
In the past year the Company leased offices and a horse facility were some of the research is conducted. Animal Cloning Sciences subsequently purchased the facility on 3-21-2002.


Item 3. Legal Proceedings

None


Item 4. Submission of Matters to a Vote of
Security Holders

None




                PART II

Item 5. Market for Registrant's Common Equity and
Related Stockholder Matters

Market Information.  The common stock of Animal
Cloning Sciences is quoted on the NASD's
Electronic Bulletin Board. The following represents the high and low prices of the stock since September of 1999:

Quarter Ended                                    High                   Low
September 30, 1999                               .35                    .65
December 31, 1999                                .125                   .25
March 31, 2000                                   .75                   1.00
June 30, 2000                                    .375                   .375
September 30 2000                                .26                    .26
December 31, 2000                                .50                    .125
March 31, 2001                                   .25                    .25
June 30, 2001                                    .25                    .15




September 30, 2001                               .18                    .13
December 31, 2001                                .15                    .13
March 31, 2002                                   .16                    .07

These prices reflect inter-dealer prices, without retail mark-up, markdown, or commission, and, may not represent actual transactions. The Company does not believe that trading of its common stock currently is necessarily reflective of an established trading market.

Holders.    As of December 31, 2001, there were
approximately 166 record holders of Company common stock. There are no preferred shareholders.

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

At December 31, 1999, the Company had two Swiss
Franc lines of credit available at Societe
Financiere Privee SA, in the amounts of SFr
1,120,000 and SFr 350,000, approximately
US$668,258 and US$208,831 respectively.   As of
December 31, 1999, there were no amounts
outstanding under either line of credit.   The SFr
1,120,000 line expired November 27, 1999 and was extended and the SFr 350000 line expired December
31, 1998, and it was extended, both for an indefinite period of time.

The Company's main investments are deposits at
Societe Financiere Privee SA. SFP reserves the
right to offset any uncollected amounts by any
positive balances of all accounts.   SFP has a
lien over all securities under its custody and a
right of offset against such securities for any
unpaid claims.   The margin account bears interest
at 7.5% and the maximum credit limit is SFr
2,500,000, which is approximately $1,491,646 U.S.
Dollars. The margin account balances at December
31, 2001 was $559,576. Available credit at
December 31, 2001 on the margin account is $932,070.

Capital and Source of Liquidity

The Company currently leases its facilities from Magellan Capital Corporation. On 3-21-2002 Animal cloning Sciences subsequently purchased the property through the issuance of its Preferred
Stock and the assumption of long term debt. The purchase is a subsequent event and the transaction does not appear on this year's financial statement.

The Company did not have any financing activities for the years ended December 31, 2001 and 2000.

Results of Operations

The Company's had no revenues in 2001 and had a net loss of ($465,939).

General and administrative expenses for 2001 were $473,700 compared to $307,854 in fiscal 2000. The major items for the 2001 increase in general andadministrative expenses is amortization of capitalized R&D/Goodwill and start-up expenses in the R&D/DNA Lab.

Item 7.   Financial Statements and Supplementary
Financial Data.

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page
10.

Item 8.   Changes in and Disagreements with
Accountants on Accounting and
Financial Disclosure.

There have been changes in accountants, effective for fiscal year ending audit of 12/31/99 which have been disclosed in an 8-K dated 3/29/2000.
There have been no disagreements with accountants on accounting and financial disclosures for fiscal years ending December 31, 1999, 2000 and 2001.

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

Identification of Directors and Executive Officers
of the Company.   The names, addresses and
positions of the present directors and officers of the Company are set forth below:

Name                                Age                Position
Dempsey K. Mork                     60             Chief Executive Officer
                                                   and Director,

Riccardo Mortara                    52             President and Director

Randall A. Baker                    58             Secretary and Director

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

Dempsey K. Mork has been the Chief Financial
Officer and a Director of the Company since
December 1992 and was President from December 1992 to June 1993. Mr. Mork is now Chief Executive
Officer and Director of the Company. Mr. Mork's background includes corporate development, mergers
& acquisitions and financial services and has been active in these fields for the past 25 years.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Continued

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

Item 10. Executive Compensation at December 31,
2001

At December 31, 2001, an aggregate of 233,334
shares of common stock were reserved for issuance
upon exercise of non-qualified stock options
outstanding to purchase an aggregate of 233,334
shares of common stock (of which 194,834 were to
the Company officers) at $2.50 per share.   The
options expire in April 2004.   The exercise price
is $2.50.   Mr. Mortara and Mr. Mork each hold
97,417.   These options were not issued under the
Company's 1993 stock option plan.

Stock Option Plan.   At December 31, 2001, an
aggregate of 800,000 shares of common stock was
reserved for issuance under the Company's 1993
stock option plan.   Pursuant to the plan, the
board of directors may grant options to employees, officers, directors, or others at their discretion. As of December 31, 2001, no options had been granted under the plan.

On November 14th 2000 an aggregate of 3,715,000 shares of common stock were reserved for management compensation and/or incentives, and incentive options to scientists. As of December
31, 2000, no options had been granted.

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

Item 10. Executive Compensation at December 31,
2001, Continued

In the discretion of the Company, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of the Company's Common Stock or by delivery or recourse promissory notes or a combination of notes, cash and shares of the Company's common stock or a combination thereof.
Incentive stock options may only be issued to directors, officers and employees of the Company.
Stock options may be granted under the Plan may include the right to acquire an Accelerated
Ownership Non-Qualified Stock Option. All options granted to date have included the AO feature.

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

Riccardo Mortara and Dempsey Mork each receive
$60,000 per year salary which has been accrued on the financial statements of the Company.


Compliance with Section 16

Not Applicable.


Item 11. Security Ownership of Certain Beneficial
Owners and Management Principal Shareholders.

The following table sets forth information relating to the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the Company capital stock, based on 1,428,253 common shares outstanding at December 31, 2001.


Name and Address                    Amount and Nature
Of Beneficial                       Of Beneficial            Percent
Title of Class Ownership            Ownership                of Class
Common Stock

Dempsey K. Mork                     136,293                   9.54%
83888 Avenue 51
Coachella, CA 92236

Riccardo Mortara                    116,182                   8.13%
14 Quai Du Seujet
CH-1201 Geneva
Switzerland

Randall A. Baker                     23,383                   1.64%
83888 Avenue 51
Coachella, CA 92236

Robert J. Filiatreaux                79,283		        5.55%
77-545 Chillon
La Quinta, CA  92253
                                    -------                  ------
   Total                            355,151                  24.86%
                                    =======                  ======

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

Dated: April 29, 2002


By:/s/ Dempsey K. Mork
          Dempsey K. Mork
          Chief Executive Officer/Director

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 29, 2002.



By:/s/ Dempsey K. Mork
          Dempsey K. Mork
          Chief Executive Officer/Director

































             ANIMAL CLONING SCIENCES, INC.
       Index to Consolidated Financial Statements
   Fiscal years ending December 31, 2001 and 2000

                                                          Page
Independent auditors' report                               F-2


Consolidated balance sheets, December 31, 2001 and 2000    F-3


Consolidated statements of operations, for the years
  Ended December 31, 2001 and 2000                         F-4


Consolidated statement of shareholders' equity, for period
  December 31, 1996 through December 31, 2001              F-5


Consolidated statements of cash flows, for
  the years ended December 31, 2001 and 2000               F-6


Notes to consolidated financial statements                 F-7 to F-14

To the Board of Directors
Animal Cloning Sciences, Inc.


        INDEPENDENT AUDITORS' REPORT

I have audited the consolidated balance sheet of Animal Cloning Sciences, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Animal Cloning Science, Inc. and subsidiaries, as of December 31, 2001 and the results of their operations and their cash flows for the year ended
December 31, 2001 in conformity with generally accepted accounting principles.



/s/David Winings C.P.A.
Palm Desert
April 24, 2002

           ANIMAL CLONING SCIENCE, INC.
           CONSOLIDATED BALANCE SHEETS
            December 31, 2001 and 2000

                      ASSETS

                                                   2001          2000
CURRENT ASSETS
 Cash                                          $    61,725   $   78,745
 Misc. other receivable/Ovvio Italy                    -0-      126,024
                                                 ---------     --------
  TOTAL CURRENT ASSETS                              61,725      204,769
                                                 ---------     --------
INVESTMENTS   (Note A & C)                       2,168,500    2,190,000
                                                 ---------    ---------
PLANT PROPERTY EQUIP NET OF ACCUM DEPREC.
 Office Eqpt-12/31/01($14,897);12/31/00($12,155)       -0-        2,742
 R&D/Lab Eqpt-12/31/01 ($600); 12/31/00($-0-)        5,400          -0-
              	                               ---------     --------
CAPITALIZED R&D MEDICAL DATA BASE NET OF ACCUM
 AMORTIZATION-12/31/01($79,000);12/31/00($-0-)     316,000      395,000
                                                 ---------     --------
GOODWILL/MEDICAL DATA BASE NET OF ACCUM
 AMORTIZATION-12/31/01($6,00);12/31/00($-0-)        24,000       30,000
                                                 ---------     --------
         TOTAL ASSETS                           $2,575,625   $2,822,511
                                                 =========    =========
             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Investment margin account                      $  559,576   $  517,537
 Accounts payable                                    4,143        4,143
 Other accrued liabilities                          99,000       60,000
 Notes Payable-Officers/Directors Fees (Note H)    780,000      660,000
                                                ----------    ---------
TOTAL CURRENT LIABILITIES                        1,442,710    1,241,680

MINORITY INTEREST                                    2,000        2,000




           ANIMAL CLONING SCIENCE, INC.
           CONSOLIDATED BALANCE SHEETS
            December 31, 2001 and 2000
                   {Continued)

SHAREHOLDERS' EQUITY (Note E)
 Preferred stock, no par value;
 1,000,000 shares authorized;                          -0-          -0-

 Common stock, no par value;
 50,000,000 shares authorized;
 Issued and outstanding 1,428,253 at
 at 12/31/01 and 1,289,687 at 12/31/00          11,990,765   11,972,751

 Retained earnings (accum. deficit)            (10,859,959) (10,393,920)
                                                ----------   ----------
   TOTAL SHAREHOLDERS' EQUITY                    1,130,906    1,578,831
                                                ----------   ----------
         TOTAL LIABILITIES & EQUITY            $ 2,575,625  $ 2,822,511
                                                ==========   ==========

See accompanying notes to the consolidated financial statements.

               ANIMAL CLONING SCIENCES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended
                    December 31,

                                               2001         2000
GENERAL AND ADMINISTRATIVE EXPENSE          $ 473,700    $ 307,854
                                              -------      -------
LOSS FROM OPERATIONS                         (473,700)    (307,854)
                                              -------      -------
OTHER INCOME (EXPENSE)
  Dividend and interest income                 89,951      158,470
  Bank Interest Expense & Other Bank Charges ( 92,296)    ( 77,178)
  Foreign currency transaction (loss)(Note F)  10,106     ( 99,345)
  Gain (loss) on sale of marketable
  Securities/SFP Preferred Stock (Note C)         -0-     ( 58,409)
                                              -------      --------
    TOTAL OTHER INCOME (EXPENSE)                7,761     ( 76,462)
                                              -------      --------
(LOSS) BEFORE INCOME TAXES                   (465,039)    (384,316)

    INCOME TAX BENEFIT (EXPENSE)
      Current income tax benefit               20,832       17,183
      Deferred income tax expense             (20,832)     (17,183)
                                              -------      -------
(LOSS) FROM CONTINUING OPERATIONS           $(465,939)   $(384,316)
  Discontinued operations income (loss)           -0-          -0-
                                              -------      -------
NET (LOSS)                                  $(465,939)   $(384,316)
                                              =======      =======
Basic loss per common share,
continuing operations (Note A)             $     (.35)  $     (.28)
                                           ==========   ==========
Basic loss per common share,
discontinued operations                   $       -0-   $      -0-
                                          ===========   ==========
Basic weighted average common
shares outstanding (Note A)                 1,324,579    1,373,937
                                          ===========   ==========
Diluted loss per common share,
continuing operations (Note A)            $      (.09)  $     (.17)
                                          ===========   ==========
Diluted loss per common share,
discontinued operations                   $       -0-   $      -0-
                                          ===========   ==========
Diluted weighted average common
shares outstanding (Note A)                 5,039,329    2,270,468
                                          ===========   ==========

See accompanying notes to the consolidated financial statements.

        ANIMAL CLONING SCIENCES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
      From December 31, 1996 through
           December 31, 2001

                                                           Foreign Currency
           Preferred Stk.     Common  Stock       Retained    Translation
           Shares  $ Amt  Shs Issued Consideration (Deficit)    Gain (Loss)
BAL.FWD.   ------  ------ --------- -----------   ----------- --------------
12/31/1999
$3,159,192   -0-     -0-  *1,422,687  12,480,251 (9,105,023)    (216,036)
*Includes 4/7/99
1for4 Reverse Split

ActivityYr/2000
---------------
Adj prior yr
Trf Agt recon                 35,500

Ovvio Acquisition
Rescinded                C  (178,500)   (510,000)

Svcs Rendered                 10,000       2,500

Trfr 12/31/99 Bal
To SFP Margin A/C						  216,036

Writedown SFP Stks
to FMV/PriorYrsAdj         	                   (904,581)

Comprehensive
Net Loss 2000          		                   (384,316)

BALANCE
12/31/2000
$1,578,831   -0-     -0-   1,289,687  11,972,751(10,393,920)         -0-

4Q 2001 Shs
Svcs Rendered                138,566      18,014

Comprehensive
Net Loss 2001                                      (465,939)
           -----   -----   ---------  ---------- ----------    ---------
BALANCE-
12/31/2001
$1,130,906   -0-     -0-   1,428,353  11,990,765(10,859,859)         -0-


	See accompanying notes to the consolidated financial statements.

            ANIMAL CLONING SCIENCES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For The Years Ended
                                            December 31,
                                      ---------------------------
                                         2001             2000
OPERATING ACTIVITIES
   Net (loss)                        $(465,939)         $(384,316)

TRANSACTIONS NOT REQUIRING CASH:
   Depreciation Fixed Assets             3,342              2,400
   Amortization Capital R&D/Goodwill    85,000                -0-

CASH PROVIDED (USED) ON CHANGES
IN ASSETS  DECREASE/(INCREASE)AND
IN LIABILITIES INCREASE/(DECREASE):
   Purch. R&D Lab Equipt. (Note D)      6,000)                -0-
   Accounts Payable/(decrease)             -0-            (14,254)
   Other Accrued Liabilities increase   39,000             18,000
   Officers/Directors Fees increase    120,000            120,000
   Purch. R&D MedData Base (increase)      -0-           (395,000)
   Set up Goodwill MedData (increase)      -0-            (30,000)
   Settle Recv. Ovvio Italy decrease   126,024                -0-
                                     ---------           ---------
NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES               ( 98,573)          (683,170)
                                     ---------           ---------
INVESTING ACTIVITIES:
   Reduction SFP Investment(Note A)     21,500          1,943,960
   Cancellation Ovvio/Italy                -0-           (510,000)
   Issuance of Common Stock             18,014              2,500
   Writedown (Loss) SFP Common to FMV      -0-           (904,581)
   Net incr. SFP Margin Investment Act  42,039             14,193
                                     ---------          ---------
NET CASH PROVIDED (USED)
   INVESTING ACTIVITIES                 81,553            546,072

EFFECT OF EXCHANGE RATE CHANGES
   On Cash Translation/(loss)increase      -0-            216,036
                                     ---------           ---------
NET INCREASE (DECREASE) IN CASH      $( 17,020)          $ 78,938

CASH, BEGINNING OF PERIOD               78,545             (  193)
                                     ---------           --------
CASH, END OF PERIOD                  $  61,725           $ 78,745
                                     =========           ========




            ANIMAL CLONING SCIENCES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Continued)


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Cash paid during the period for:
    Interest & Chgs SFP Bank/Geneva  $  92,296         $   77,178
                                     =========          =========
    Income taxes                     $     -0-         $      -0-
                                     =========         ==========

See accompanying notes to the consolidated statements.

          ANIMAL CLONING SCIENCES, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001

Note A: Nature of organization and summary of significant accounting policies

Nature of organization:
ANIMAL CLONING SCIENCES, INC. (the "Company") was organized in the state of Washington. The Company is a holding company now involved in the cloning of horses.

Basis of consolidation:
The consolidated financial statements include the accounts of Animal Cloning Sciences, Inc. and its majority-owned subsidiary SFD. All significant inter-company transactions have been eliminated in the consolidation. Minority shareholders in SFD include Riccardo Mortara, Director of Animal
Cloning. The minority interest in the financial statements reflects the original minority equity capital investment of $2,000. The losses of SFD have exceeded the minority equity capital investment and have been accordingly charged against the majority interest. If the losses should reverse in future periods, the majority interests will be credited for any amounts previously absorbed before credit is made to the minority interests.

Use of estimates:
The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents:
For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Marketable securities:
Marketable securities consist of various equity and debt securities and are stated at current

           ANIMAL CLONING SCIENCES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2001

Note A: Nature of organization and summary of significant accounting policies; continued

market value. All equity securities are considered "trading" securities and all debt securities are considered "available for sale" under the provisions of Statement of Financial
Accounting Standards No. 115, "Accounting for
Certain Investments in Debt and Equity
Securities". Accordingly, unrealized gains and losses on equity securities are reflected in operations, and unrealized gains and losses on debt securities are charged to cumulative translation adjustments on the accompanying consolidated balance sheet. Market value is determined by quoted market prices as of the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

Investments:
Investments at the end of 2001 consist of common
stock in SFP Bank, Geneva, a company publicly
traded on the Swiss Stock Exchange. The investment
of 6,205 Common stock shares were purchased during
the years 1996-1997 and had been recorded on the
company's books at their original average cost per
share of $647.86 through fiscal year 1999. During
the last quarter of 2000, the Company made its
first sale of 1,825 shares at a net realized value
of $479.75 per share, leaving a balance of 4,380
shares at 12/31/2000. At the end of fiscal year
2000, management made the decision to write down
the value on its books from cost to the market
value as of December 31, 2000. Since this was a
prior period adjustment, the write-down of
$904,581 was booked to retained earnings.  43
shares were sold in the 4TH quarter of 2001, at a net realized value of $21,500 ($500.00/share), leaving a balance of 4337 shares, valued at $500.00/share, for a total amount of $2,168,500.
The closing share prices converted to U.S. Dollars at 12/31/2000 was $500.00 and $497.00 at
12/31/2001.

           ANIMAL CLONING SCIENCES, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              December 31, 2001

Note A: Nature of organization and summary of significant accounting policies; continued

Property and equipment:
Property and equipment is stated at cost.
Depreciation is computed using the straight-line method over the estimated five to seven year useful lives of the assets. Expenditures for additions and improvements are capitalized;
repairs and maintenance costs are expensed as incurred.

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

Stock-based compensation:
The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles board's Opinion No.
25, "Accounting for Stock Issued to Employees"
(APB 25). Accordingly, stock option awards are considered to be "non-compensatory" and do not result in the recognition of compensation expense
(see Note H).

Fair value of financial instruments:
SFAS 107, "Disclosure About Fair Value of
Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate

         ANIMAL CLONING SCIENCES, INC.
   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001

Note A: Nature of organization and summary of significant accounting policies; continued

valuation methodologies, the fair value of its financial instruments approximates carrying value.
The carrying amounts of cash, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Concentrations of Credit Risk:
The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits or are in foreign banks.

Earnings per common share:
SFAS 128 "Earnings per Share" requires a dual presentation of earnings per share-basic and diluted. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted earnings per share. Basic earnings per common share has been computed based on the weighted average number of common shares outstanding.

Foreign currency translation:
Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for non-U.S. subsidiaries are reported in other comprehensive income (loss). Re-measurement of assets and liabilities of non-U.S. subsidiaries that use a currency other than the U.S. dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of all non-U.S. subsidiaries are translated to U.S. Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the subsidiary involved. See Note F.

           ANIMAL CLONING SCIENCES, INC.
   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 2001

Note A: Nature of organization and summary of significant accounting policies; continued

Recently issued accounting pronouncements:
The Company has adopted the following new accounting pronouncements starting with the year ended December 31, 1998 forward. SFAS No. 130,
"Reporting Comprehensive Income," requires the reporting and display of total comprehensive income/(loss) and its components in a full set of general-purpose financial statements. SFAS No.
131, "Disclosures about Segments of an Enterprise and Related Information," is based on the "management" approach for reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.
SFAS No. 131 also requires disclosure about the Company's products, the geographic areas in which it earns revenue and holds long-lived assets, and its major customers. See Note I. FAS No. 132,
"Employers" Disclosures about Pensions and Other
Post-retirement Benefits, which requires additional disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans. At present, the Company has no such plans for pensions and other post-retirement benefits.

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

On November 13, 2000, the board of directors approved the acquisition of a medical data base from a Director of Animal Cloning Sciences, Inc.
for $425,000 to be amortized over a five year period. This transaction was recorded as capitalized R&D for $395,000 based on actual cost of U. S. Medical Access. The $30,000 difference is
Goodwill.
                    F-11

           ANIMAL CLONING SCIENCES, INC.
   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 2001

Note B:  Related party transactions continued

During 1999 a company paid certain expenses on behalf of the Company, including providing office space starting with the fourth quarter of 1998.
These costs have been accrued and reflected on the Company's books.

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

Note C:  Investments

Investments consisted originally of 6,205 common shares of Societe Financiere Privee based on actual acquisition costs of $4,019,960. The common shares were 4,380 at 12/31/2000 with a value of $2,190,000 reflecting the sales of 1,825 shares in 2000. 43 shares were sold in the 4TH quarter of 2001, leaving a balance of 4,337 shares with a value of $2,165,000. The 1,140 preferred shares of Societe Financiere Privee, at an original cost of $114,000, were liquidated/sold during the year 2000 for $55,591 resulting in a
(loss) to the Company of ($58,409).

Note D:  Property and equipment

Property and equipment consisted of the following at December 31, 2001:

                                      Office Equipt      R&D Lab Equipt(a)
     Furniture & Fixtures              $  4,365           $  1,000
      Equipment                           10,532              5,000
                                        --------            -------
        Total Acquisition Costs         $ 14,897           $  6,000





           ANIMAL CLONING SCIENCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001

Note D:  Property and equipment continued

      Less accumulated depreciation      (14,897)          (    600)(a)
                                         -------            -------
      Property and equipment, net       $    -0-           $  5,400
                                        ========           ========

      (a) 1/2 Depreciation; 5 yr useful life basis.

The R&D Lab technical equipment was purchased during the second half of 2001 and will be used for basic research work for cloning of horses.

Note E:  Shareholders' Equity

Preferred stock:
The Company has authorized an aggregate of 1,000,000 shares of no par preferred stock as follows: As of the close of the fiscal year, December 31, 2001, there were no preferred stock shares issued and outstanding.

Class A Preferred Stock:
The Company has designated 1,500 shares of no par
value Class A preferred stock.   Class A
shareholders are not entitled to receive dividends, however holders of the Class A preferred stock are entitled to elect two thirds of the directors of the Company.

Class B Convertible Preferred Stock:
The Company has designated 110,000 shares of no
par value convertible Class B preferred stock.
Class B shareholders are entitled to receive
dividends in a manner similar to common
shareholders when declared by the board of
directors.   Each Class B share is convertible
into one share of common stock, at the option of
the shareholder, provided that the market price
for the Company's common stock is at or above
$4,50 per share.   At December 31, 2001 and 2000
there were no shares issued and outstanding.

Note F:  Foreign currency transaction gain(loss):

Foreign currency transaction gains and losses result from a change in exchange rates between the functional currency of the Company and the

           ANIMAL CLONING SCIENCES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              DECEMBER 31, 2001

Note F: Foreign currency transaction gain(loss):
continued

currency in which a foreign transaction is
denominated.   These gains or losses are comprised
of actual currency gains or losses realized upon settlement of foreign currency transactions and expected (unrealized) currency gains or losses on unsettled foreign currency transactions.

The foreign currency transaction gain (loss) for the years ended December 31, 2001 and 2000 was $10,106/gain and $(99,345)/loss), respectively.

Note G:  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31, 2001 and 2000:

                                                2001        2000
   U.S. statutory federal rate                 28.98%      28.98%
   State income tax rate                        6.60%       6.60%
   Temporary differences:
     Write-down of investments                (25.04%)    (25.04%)
     Write-down of receivables                 (6.06%)     (6.06%)
     Net operating loss for which
        no tax benefit is currently available  (4.48%)     (4.48%)
                                              -------      ------
                                                 -0-%        -0-%
                                              =======      ======

At December 31, 2001 and 2000 deferred taxes consisted of the following:

                                                 2001        2000
           Deferred tax assets,
             Net operating loss carry-forward  $611,147    $590,515
           Less valuation allowance            (611,147)   (590,515)
                                               --------    --------
              Net deferred taxes               $    -0-     $   -0-
                                               ========    ========

                           F-15

           ANIMAL CLONING SCIENCES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              DECEMBER 31, 2001

Note G:  Income taxes continued

The valuation allowance offsets the net deferred
tax asset for which there is no assurance of
recovery.   The change in the valuation allowance
for the years ended December 31, 2001 and 2000
totaled $20,632 and $17,217, respectively.   The
net operating loss carry-forward expires through the year 2018.

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

Note H:  Commitments and contingencies

Bank line of credit:
At December 31, 2001, the Company had two Swiss
Franc ("SFr") lines of credit available at Societe
Financiere Privee SA, in the amounts of SFr
1,120,000 and SFr 350,000, approximately
US$668,258 and US$208,831, respectively.   As of
December 31, 2001, there were no amounts
outstanding under either line of credit.   Th SFr
1,120,000 line was renewed in November of 1999 and the SFr 350,000 line on December 31, 1998.

Investment margin account:
The Company's subsidiary maintains investments
with a Swiss trustee, which has deposited the
investments in accounts held at Societe Financiere
Privee SA ("SFP").   The trustee is an affiliate
entity owned by the President and director of the
Company.   From time to time, funds are
transferred from the subsidiary to the parent,
creating an excess of available funds.   Available
funds consist of fiduciary deposits as required by
SFP.   Further, SFP reserves the right to offset
any

          ANIMAL CLONING SCIENCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2001

NOTE H:  Commitments and contingencies, continued

uncollected amounts by any positive balances of
all accounts.   Further SFP has a lien over all
securities under its custody and a right of offset against such securities for any unpaid claims.
The margin account bears interest at 7.50% and the maximum credit limit is SFr 2,500,000, which is approximately $1,495,573 at December 31, 2001.
The Investment Margin Account at December 31, 2001 and December 31, 2000 was $559,576 and $517,537,
respectively.

Stock option plan:
At December 31, 2001, an aggregate of 800,000
shares of common stock was reserved for issuance
under the Company's 1993 stock option plan.
Pursuant to the plan, the board of directors may
grant options to employees, officers, directors,
or others at their discretion.   As of December
31, 2001, no options had been granted under the plan.

Other stock options:
At December 31, 2001, an aggregate of 233,334
shares of common stock were reserved for issuance
upon exercise of non-qualified stock options
outstanding to purchase an aggregate of 233,334
shares of common stock (of which 194,834 were to
Company officers) at $2.50 per share.   The
options expire in April 2004.   These options were
not issued under the Company's 1993 stock option plan.

On November 14th 2000 an aggregate of 3,715,000 shares of common stock were reserved for management compensation and/or incentives. As of December 31, 2001, no options had been granted.

Officers' salaries:
The board approved payment to two officers for
salaries in 1995, 1996, 1997, 1998, 1999, 2000 and
2001 totaling $780,000, payable in common stock of
the Company, based on the market value at time of
issuance.   At December 31, 2001 no amounts have

          ANIMAL CLONING SCIENCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2001

NOTE H:  Commitments and contingencies, continued

been paid nor has any common stock been issued in satisfaction of this commitment. These costs have been classified as Notes Payable for the years
1995 through 2001.

Other receivable:
In March 2000, the merger with Ovvio/Italy was rescinded. All transactions were reversed out except the $126,024 accounts receivable due the company from Ovvio/Italy. This entire amount was paid off in full in the first quarter 2001.

Lease commitments:
On December 15, 2000 entered into a one year lease with Canine Cryo-bank, Inc. for a cryo-bank laboratory in San Marcos, California with equipment for its use in preserving DNA samples of cats and dogs for future use in cloning procedure's of our clients pets. The total lease amount for the 12 month period is $12,996, payable monthly at $1,083.00. The lease expired at its 1-year expiration date, 12/15/2001 and was not renewed.

Note I:  Industry and geographical segment
reporting

As of and for the years ended December 31, 2001 and 2000, the Company operated and had assets in the United States and Europe as follows:

                                           2001             2000
INCOME (LOSS) FROM OPERATIONS
  United States                        $ (342,400)     $ (271,185)
  Europe                                 (123,539)       (113,131)
                                        ---------       ---------
TOTAL LOSS FROM OPERATIONS             $ (465,939)     $ (384,316)
                                        =========       =========
IDENTIFIABLE ASSETS
  United States                        $  407,125      $  506,487
  Europe                                2,168,500       2,316,024
                                        ---------       ---------
TOTAL IDENTIABLE ASSETS                $2,575,625      $2,822,511
                                        =========       =========

                           F-18


Note J:  Discontinued operations

There were no costs associated with discontinued operations in 2001 and
2000.

 Note K: Events subsequent to the date of the Auditor's Report (unaudited for Fiscal Year ended
December 31, 2001) are as follows:

On March 1, 2002, the Board of Directors held a meeting, with all of the members participating.
The board approved an agreement to acquire the land, equipment and brood mares being used by the Company from Magellan Capital Corporation. The
Company issued preferred stock which is redeemable in five years by paying $150,000 plus interest or the issuance of common stock with a market value of $150,000 plus interest. The Company also assumed real estate loans on the property.