Form 10QSB
period 2002-03-31
ANIMAL CLONING SCIENCES INC
filed 2002-05-15
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

             WASHINGTON, D.C. 20549
                  FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

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

Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value         1,428,253
Title of Class                  Number of Shares
                                    Outstanding
                                at March 31, 2002

No exhibits included.

GENERAL

On November 14, 2000, the Company changed its name
to Animal Cloning Sciences, Inc. to reflect the
direction of the Company's efforts.  The
Company will be conducting research on cloning
horses, signing license agreements to distribute
equine DNA and taking orders to produce equine
clones.  The Company is focusing its research
efforts on methods that lend themself to
commercialization of equine cloning by:

1) Extracting immature oocytes from equine
ovaries and growing the immature   oocytes to
mature oocytes for nuclear transfer;

2)	Nuclear transfer of incubated and previously
cryopreserved DNA; and,

3)	Freezing cloned embryos to allow the embryos
to be stored for long
periods of time and/or shipped to a customer anywhere in the world for transplant into a surrogate mare.

The Company expects that its research in cloning and freezing horse
Embryos will have an application in freezing cat and dog embryos.

On March 21, 2002, the Company purchased offices and horse facility leased from Magellan Capital
Corporation by the issuance of preferred stock and the assumption of a $750,00 trust deed on the property. Financial Notes 2, 3, and 5).

Competition. Research in animal cloning is being conducted by many organizations throughout the world. Most research efforts are directed towards farm animals. More than a dozen companies are researching dog, cat, and horse cloning. To date sheep, cows, pigs, mice, goats, and cats have been cloned. Nobody has yet cloned a horse.


Item 2. MANAGEMENTS DISSCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


The condensed consolidated financial statements of Animal Cloning Sciences, Inc., included herein, were prepared without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal
Cloning Sciences' management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for three months ended March 31, 2002 should be read in conjunction with the Company's annual financial statements and notes thereto included in this report and Animal Cloning
Sciences' annual report on form 10-KSB for the fiscal year ended December 31, 2001.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The result of the interim period are not necessarily indicative of trends or results to be expected for a full year.

         Animal Cloning Sciences, Inc.
          CONSOLIDATED BALANCE SHEET

                                    March 31,             December 31,
                                       2002                  2001
              ASSETS
              ======
CURRENT ASSETS:
 Cash                              $   19,254            $   61,725
                                    ---------             ---------
  Total current assets             $   19,254                61,725
                                    ---------             ---------
INVESTMENTS:
 SFP BANK COMMON STOCK             $2,168,500            $2,168,500
                                    ---------             ---------
PLANT, PROPERTY & EQUIPMENT:
 Office/R&D lab equipment(NOTE 1)

 Capitalized Costs                 $   20,897            $   20,897

  Less accumulated depreciation    (   16,097)           (   15,497)
                                    ---------             ---------
 Net Office & R&D Lab Equipment    $    4,800            $    5,400
                                    ---------             ---------
 Ranch facility (property,
  Vehicles and equipment (NOTE 2)

  Capitalized costs                $  400,000*           $      -0-

   Less accumulated depreciation   (      -0-)           (      -0-)
                                    ---------             ---------
  Net Ranch, property & equipment  $  400,000            $      -0-
                                    ---------             ---------
LAND/RANCH FACILITY(NOTE 3)        $  500,000*           $      -0-
                                    ---------             ---------
OTHER ASSETS:(NOTE 4)

 Capitalized R&D-medical data base $  395,000            $  395,000

  Less accumulated amortization    (   98,750)           (   79,000)
                                    ---------             ---------
 Net Capitalized R&D               $  296,250            $  316,000

 Goodwill/Capitalized R&D-medical  $   30,000            $   30,000

  Less accumulated amortization    (    7,500)           (    6,000)
                                    ---------             ---------
 Net Goodwill/Capitalized R&D      $   22,500            $   24,000
                                    ---------             ---------
  Total net other assets           $  318,750            $  340,000
                                    ---------             ---------
TOTAL ASSETS                       $3,411,304            $2,575,625
                                   ==========            ==========



Balance Sheet; continued.
                                     March 31,           December 31,
                                        2002                2001
                                     --------            -----------
LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:

 Investment margin account (NOTE 7)$  581,276            $  559,576

 Accounts payable                       4,143                 4,143

 Other accrued liabilities            105,000                99,000

 Notes payable
  officers/directors fees             810,000               780,000

 Minority interest                      2,000                 2,000
                                    ---------             ---------

  Total current liabilities        $1,502,419           $ 1,444,719
                                    ---------             ---------
Long term assumed liability (NOTE 5)

 10yr note payable loan due 2/01/10   750,000*                  -0-
                                    ---------             ---------

  Total long term liabilities      $  750,000            $      -0-
                                    ---------             ---------

TOTAL LIABILITIES                  $2,252,419            $1,444,719
                                    ---------             ---------
SHAREHOLDERS' EQUITY

 Preferred stock, no par value:
  1,000,000 shares authorized;
  Issued & outstanding (NOTE 5)   $   150,000*          $       -0-

 Common stock, no par value:
  50,000,000 shares authorized;
  Issued & outstanding 1,428,253
  at 3/31/02 and 12/31/00          11,990,765            11,990,765

 Retained earnings(accum deficit) (10,981,880)          (10,859,859)
                                   ----------            ----------
TOTAL SHAREHOLDERS' EQUITY        $ 1,158,885           $ 1,130,906
                                   ----------            ----------

TOTAL LIABILITIES & EQUITY        $ 3,411,304           $ 2,575,625
                                   ==========            ==========

See accompanying notes to the
consolidated financial statements.

                             Animal Cloning Sciences, Inc.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Three Months Ended March 31, 2002 and 2001

                                  Three Months Ended
                                       March 31,
                                   2002          2001
Revenues                      $     -0-      $     -0-
General and administrative
 expenses                       100,321        122,969
                               --------       --------
Income/(Loss) from Operations $(100,321)     $(122,969)

Other income/(expenses)
 Other income/Pemp (NOTE 6)         -0-         36,300

 SFP Geneva Bank net interest
 (expense/service chgs)(NOTE 7)  21,700       ( 21,498)

 Translation gains (losses)         -0-         21,256
                               --------       --------
Gain (loss) from continuing
     operations               $(122,021)     $( 86,911)

Gain (loss) from discontinued
     operations                     -0-            -0-
                               --------       --------
Net income (loss)            $(122,021)     $( 86,911)
                               ========       ========
Per share information:
----------------------
Basic (loss) per common share
 Continuing operations          $ (0.08)       $ (0.07)
                                 -------        -------
 Discontinued operations        $ (0.00)       $ (0.00)
                                 -------        -------
Basic weighted average number
 common stock shs outstanding  1,428,253      1,259,687
                               =========      =========
Diluted (loss) per common share
 Continuing operations          $ (0.03)       $ (0.02)
                                 -------        -------
 Discontinued operations        $ (0.00)       $ (0.00)
                                 -------        -------
Diluted weighted average number
 common stock shs outstanding  4,603,253      4,974,687
                               =========      =========

The accompanying notes are an integral part of these financial statements

                                Animal Cloning Sciences, Inc.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Three Month Periods Ended March 31, 2002 and 2001

                                          Three Months Ended
                                              March 31,
                                          2002          2001
Operating Activities:
 Net income (loss)                     $(122,021)    $ (86,911)
 Transactions not requiring cash:
  Depreciation (NOTES 1 & 2)                 600           600
  Amortization capitalized R&D (NOTE 4)   19,750        19,750
  Amortization Goodwill (NOTE 4)           1,500         1,500

 Cash provided (used) on changes in:
  current assets/decrease(increases) &
  current liabilities/(decr.)incr.

  Increase in accounts payable               -0-           -0-
  Increase other accrued liabilities       6,000         6,000
  Increase (decrease) Investment
   Margin Account (NOTE 7)                21,700       (19,284)
  Increase notes payable officers         30,000        30,000
  Decrease Misc. Acc. Recv.                  -0-       126,024
  Decrease SFP ComStk Invest                 -0-        21,500
                                        --------      --------
Net cash provided (used) by
     Operating activities              $( 42,471)    $  99,179

Cash provided(used)financing activities

 Acquisition ranch facility;
   (Increase) in fixed assets and
   land (NOTES 2, 3, 5)                $(900,000)    $     -0-
 Financing of ranch acquisition:
   Increase in preferred stock (NOTE 5)  150,000           -0-
   Assumption long term 10 yr note
   payable encumbered on property
   (NOTES 2, 3, and 5)                   750,000           -0-

Translation increase (decrease)
 Adjustments/changes to cash                 -0-           -0-
                                        --------      --------
Net increase in cash                   $( 42,471)     $  99,179

CASH, BEGINNING OF PERIOD                 61,725         78,745
                                        --------      --------
CASH, END OF PERIOD                    $  19,254      $ 177,924
                                        ========      ========

The accompanying notes are an integral part of these financial statements

   Animal Cloning Sciences, Inc.
     CONSOLIDATED FINANCIAL NOTES
 PERIOD ENDING THREE MONTHS MARCH 31, 2002

General
The condensed consolidated financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2002 should be read in conjunction with the Financial statements and notes thereto included in this report and Animal Cloning Sciences' Annual
Report on Form 10-KSB for the fiscal year ended
December 31, 2001.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that , in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

                                         3/31/02               12/31/01
NOTE 1. Office/R&D lab equipment Cost Basis Accum Depr  Cost Basis Accum Depr
 5 yr life - Office equipment    $  14,897  $( 14,897)  $  14,897  $( 14,897)
 3 yr life - R&D Lab equipment       6,000   (  1,200)      6,000   (    600)
                                  --------   --------    --------   --------
             TOTAL               $  20,897  $( 16,097)  $  20,897  $( 15,497)
                                  --------   --------    --------   --------
             NET BOOK COSTS             $4,800                 $5,400
                                        ======                 ======
NOTE 2. Ranch facility/acq 3/21/02
 20 yr life (3) Buildings
   (barn, storage, offices)      $ 180,000  $(    -0-)       N/A       N/A
 5 yr life  (2) Mobile homes        20,000   (    -0-)       N/A       N/A
 5 yr life (15) Machines/vehicles   70,000   (    -0-)       N/A       N/A
 5 yr life (20) Brood mares        100,000   (    -0-)       N/A       N/A
 5 yr life Misc ranch equipment     30,000   (    -0-)       N/A       N/A
                                  --------   --------
             TOTAL               $ 400,000  $(    -0-)       N/A       N/A
                                  --------   --------
             NET BOOK COSTS            $400,000                 $ N/A
                                        =======                  ====



         Animal Cloning Sciences, Inc.
         CONSOLIDATED FINANCIAL NOTES
   PERIOD ENDING THREE MONTHS MARCH 31, 2002

NOTE 3. Ranch land
 20 acres improved land                $500,000                 $ N/A
                                        =======                  ====
NOTE 4. Other assets            Cost Basis Accum Amort  Cost Basis Accum Amort
 5 yr life Capitalized R&D       $ 395,000  $( 98,750)  $ 395,000  $( 79,000)
 5 yr life Capitalized goodwill     30,000   (  7,500)     30,000   (  6,000)
                                  --------   --------    --------   --------
             TOTAL               $ 425,000  $(106,250)  $ 425,000  $( 85,000)
                                  --------   --------    --------   --------
             NET BOOK COSTS            $318,750               $340,000
                                        =======                =======


NOTE 5. Financing ranch acquisition
On March 21, 2002, the Company's Board of Directors approved the acquisition of the equine ranch facility that the Company had been leasing. The purchase consisted of the above items set forth in Footnotes 2 and 3 for a total price of $900,000.
Animal Cloning Science issued preferred which is redeemable in five years by paying $150,000 in cash, plus interest of 6% per annum, or the issuance of Animal Cloning common stock with a market value of $150,000 plus interest. The
$750,000 balance consists of the assumption of a 10 yr $750,000 long term note encumbered on the property.

NOTE 6. Other income
During the prior year's three month period ending
March 31, 2001, the Company received $32,324 from
Pemp/Canada. There were no receipts from Pemp/Canada for the current three month period ending March 31, 2002.

Note 7. SFP Geneva Bank net interest expense and various other bank charges
The $21,700 for the three months ending March 31, 2002 represents the estimated net interest bank expense and various other bank service charges on the actual SFP Bank investment margin account balance at the end of the prior quarter ending
December 31, 2001 of $559,576. This equates to an estimated average annual percent rate of 15.4%.
Total SFP bank net interest expense and various other bank charges for the 12 months ending
December 31, 2001 were $92,296. Based on the 4 quarterly averages of the investment margin account balance of $526,070, this would equate to an annual percent rate of 17.5%.

                 SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 2002

By: /s/Dempsey K. Mork
(Chief Executive Officer
and duly authorized officer/
director)