Form 10QSB
period 2002-06-30
ANIMAL CLONING SCIENCES INC
filed 2002-09-18
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]     TRANSITION  REPORT  PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 for the transition period from
        ________________ to _______________

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

Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                          1,428,253
Title of Class                             Number of Shares Outstanding
                                                at June 30, 2002

No exhibits included.

Item 1. Financial Statements

            Animal Cloning Sciences, Inc.
             CONSOLIDATED BALANCE SHEET

                                     June 30,            December 31,
                                       2002                  2001
                                     --------            ------------
              ASSETS
              ======
CURRENT ASSETS:
 Cash                              $    1,213            $   61,725
                                   ----------             ---------
  Total current assets             $    1,213                61,725
                                   ----------             ---------
INVESTMENTS:
 SFP BANK COMMON STOCK             $2,168,500            $2,168,500
                                   ----------             ---------
PLANT, PROPERTY & EQUIPMENT:
 Office/R&D lab equipment(NOTE 1)
Capitalized Costs                  $   20,897            $   20,897
  Less accumulated depreciation    (   17,157)           (   15,497)
                                   ----------             ---------
 Net Office & R&D Lab Equipment    $    3,740            $    5,400
                                    ---------             ---------
 RANCH FACILITY (NOTE 2):
  Property (buildings, horses,
   vehicles, equipment & supplies)

  Capitalized costs                $  400,000*           $      -0-
   Less accumulated depreciation   (   11,750)           (      -0-)
                                    ---------             ---------
  Net Ranch Facility               $  388,250            $      -0-
                                    ---------             ---------
LAND (NOTE 3)                      $  500,000*           $      -0-
                                    ---------             ---------
OTHER ASSETS:(NOTE 4)
 Capitalized R&D-medical data base $  395,000            $  395,000
  Less accumulated amortization    (  118,500)           (   79,000)
                                    ---------             ---------
 Net Capitalized R&D               $  276,500            $  316,000

Goodwill/Capitalized R&D-medical   $   30,000            $   30,000
  Less accumulated amortization    (    9,000)           (    6,000)
                                    ---------             ---------
 Net Goodwill/Capitalized R&D      $   21,000            $   24,000
                                    ---------             ---------
  Total net other assets           $  297,500            $  340,000
                                    ---------             ---------
TOTAL ASSETS                       $3,359,203            $2,575,625
                                   ==========            ==========

The accompanying notes are an integral part of these financial statements

Balance Sheet; continued.

                                      June 30,           December 31,
                                        2002                2001
                                     ---------           -----------
LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:

 Investment margin account (NOTE 6)$  632,157            $  559,576

 Accounts payable                      16,943                 4,143

 Other accrued liabilities            118,500                99,000

 Notes payable
  officers/directors fees             840,000               780,000

 Minority interest                      2,000                 2,000
                                    ---------             ---------
  Total current liabilities        $1,609,600           $ 1,444,719
                                    ---------             ---------
Long term assumed liability:
 Purchase of Ranch Facility
 10yr note payable loan due 2/01/10   750,000*                  -0-
                                    ---------             ---------

  Total long term liabilities      $  750,000            $      -0-
                                    ---------             ---------
TOTAL LIABILITIES                  $2,359,600            $1,444,719
                                    ---------             ---------
SHAREHOLDERS' EQUITY

 Preferred stock, no par value:
  1,000,000 shares authorized;
  Issued & outstanding (NOTE 5)   $   150,000*          $       -0-

 Common stock, no par value:
  50,000,000 shares authorized;
  Issued & outstanding 1,428,253
  at 3/31/02 and 12/31/01          11,990,765            11,990,765

 Retained earnings(accum deficit) (11,141,162)          (10,859,859)
                                   ----------            ----------
TOTAL SHAREHOLDERS' EQUITY        $   999,603           $ 1,130,906
                                   ----------            ----------

TOTAL LIABILITIES & EQUITY        $ 3,359,203           $ 2,575,625
                                   ==========            ==========

The accompanying notes are an integral part of these financial statements

            Animal Cloning Sciences, Inc.
          CONSOLIDATED STATEMENT OF OPERATIONS
        For the Three and Six Months Ended June 30,
                     2002 and 2001

<CAPTION
                                  Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                   2002          2001      2002       2001
Revenues                      $     -0-      $     -0-   $     -0- $     -0-

General and administrative
 expenses                       108,401        113,006     208,722   234,001
                               --------       --------    --------  --------
Income/(Loss) from Operations $(108,401)     $(113,006)  $(208,722)$(234,001)

Other income/(expenses)
   Other income/Pemp (NOTE 5)       -0-         12,000         -0-    48,300

 SFP Geneva Bank net income/
 (expense-service chgs)(NOTE 6)( 50,881)           -0-    ( 72,581) ( 23,472)

 Translation gains (losses)         -0-            -0-         -0-    21,256
                               --------       --------    --------  --------
Gain (loss) from continuing
     operations               $(159,282)     $(101,006)  $(281,303) (187,917)

Gain (loss) from discontinued
     operations                     -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Net income (loss)            $(159,282)     $(101,006)  $(281,303)$(187,917)
                               ========       ========    ========  ========
Per share information:
----------------------
Basic (loss) per common share
 Continuing operations          $ (0.11)       $ (0.08)    $ (0.19)  $ (0.15)
                                 ------         ------      ------    ------
 Discontinued operations        $ (0.00)       $ (0.00)    $ (0.00)  $ (0.00)
                                 ------         ------      ------    ------
Basic weighted average number
 common stock shs outstanding  1,428,253      1,259,687   1,428,253 1,259,687
                               =========      =========   ========= =========
Diluted (loss) per common share
 Continuing operations          $ (0.03)       $ (0.02)    $ (0.06)  $ (0.04)
                                 ------         ------      ------    ------
 Discontinued operations        $ (0.00)       $ (0.00)    $ (0.00)  $ (0.00)
                                 ------         ------      ------    ------
Diluted weighted average number
 common stock shs outstanding  4,603,253      4,974,687   4,603,253 4,974,687
                               =========      =========   ========= =========

The accompanying notes are an integral part of these financial statements

           Animal Cloning Sciences, Inc.
        CONSOLIDATED STATEMENT OF CASH FLOWS
      For Three & Six Month Periods Ended June 30,
                   2002 and 2001

                                         Three Months Ended   Six Months Ended
                                               June 30,          June 30,
                                          2002        2001     2002      2001
                                        -------------------  ------------------
Operating Activities:
 Net income (loss)                     $(159,282)$(101,006)$(281,303)$(187,917)
 Transactions not requiring cash:
  Depreciation (NOTES 1 & 2)              12,810       600    13,410     1,200
  Amortization capitalized R&D (NOTE 4)   19,750    19,750    39,500    39,500
  Amortization Goodwill (NOTE 4)           1,500     1,500     3,000     3,000

 Cash provided (used) on changes in:
  current assets/decrease(increases) &
  current liabilities/(decr.)incr.

  Increase in accounts payable            12,800       -0-    12,800       -0-
  Increase other accrued liabilities      13,500     6,000    19,500    12,000
  Increase (decrease) Investment
   Margin Account (NOTE 6)                50,881       -0-    72,581  ( 19,284)
  Increase notes payable officers         30,000    30,000    60,000    60,000
  Decrease Misc. Acc. Recv.                  -0-       -0-       -0-   126,024
  Decrease SFP ComStk Invest                 -0-       -0-       -0-    21,500
                                        --------  --------  --------  --------
Net cash provided (used) by
     Operating activities              $( 18,041)$( 43,156)$( 60,512)$  56,023

Cash provided(used)financing activities
 Acquisition ranch facility;
   (Increase) in fixed assets and
   land (NOTES 2 & 3)                  $     -0- $     -0- $(900,000)$     -0-
 Financing of ranch acquisition:
   Increase in preferred stock               -0-       -0-   150,000       -0-
   Assumption long term 10 yr note
   payable encumbered on property
   (NOTES 2 & 3                              -0-       -0-   750,000       -0-
Translation increase (decrease)
 Adjustments/changes to cash                 -0-       -0-       -0-       -0-
                                        --------  --------  --------  --------
Net increase in cash                   $( 18,041)$( 43,156)$( 60,512)$  56,023

CASH, BEGINNING OF PERIOD                 19,254   177,924    61,725    78,745
                                        --------  --------  --------  --------
CASH, END OF PERIOD                    $   1,213 $ 134,768 $   1,213 $ 134,768
                                        ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements

         Animal Cloning Sciences, Inc.
         CONSOLIDATED FINANCIAL NOTES
       PERIOD ENDING THREE & SIX MONTHS
              JUNE 30, 2002
General:

The condensed consolidated financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months and six months periods ended June 30, 2002 should be read in conjunction with the financial statements and notes thereto included in this report and the prior three months period ended March 31, 2002 along with Animal Cloning Sciences' Annual Report on Form 10-
KSB for the fiscal year ended December 31, 2001.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 1. Office/R&D Lab Equipment:

                                     As of 6/30/02         As of 12/31/01
                                 Cost Basis Accum Depr  Cost Basis Accum Depr
 5 yr life - Office equipment    $  14,897  $( 14,897)  $  14,897  $( 14,897)
 3 yr life - R&D Lab equipment       6,000   (  2,260)      6,000   (    600)
                                  --------   --------    --------   --------
             TOTAL               $  20,897  $( 17,157)  $  20,897  $( 15,497)
                                  --------   --------    --------   --------
             NET BOOK COSTS             $3,740                 $5,400

                                        ======                 ======
NOTE 2. Ranch Facility/acq 3/21/02:

 TOTAL                           $ 400,000  $( 11,750)       N/A       N/A
                                  --------   --------
             NET BOOK COSTS            $388,250                 $ N/A
                                        =======                  ====




NOTE 3. Ranch Land:
20 acres improved land                $500,000                 $ N/A
                                       =======                  ====

NOTE 4. Other Assets:

                                     As of 6/30/02           As of 6/30/01
                                 Cost Basis Accum Amort  Cost Basis Accum Amort
 5 yr life Capitalized R&D       $ 395,000  $(118,500)  $ 395,000  $( 79,000)
 5 yr life Capitalized goodwill     30,000   (  9,000)     30,000   (  6,000)
                                  --------   --------    --------   --------
             TOTAL               $ 425,000  $(127,500)  $ 425,000  $( 85,000)
                                  --------   --------    --------   --------
             NET BOOK COSTS            $297,500               $340,000
                                        =======                =======

NOTE 5. Other Income:

During the prior year's six month period ending
June 30, 2001, the Company received $44,324 from
Pemp/Canada. There were no receipts from Pemp/Canada for the current three month and six month periods ending June 30, 2002.


Note 6. SFP Geneva Bank Margin Account and Bank
Expenses:

Total expenses were $76,555 for the three months ending June 30, 2002; six months year to date June
30,2002 was approximately $98,000. Both of these amounts have been reduced by the credit of $25,674 for the annual Dividend Income of $25,674 received by the Company from SFP Bank on its investment of SFP Bank Common Stock having a current value of about $2.2 Million. This equates to an estimated average annual income rate of return of 1.2% on this investment.

Item 2. MANAGEMENTS DISSCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Trends and Uncertainties. Demand for Animal Cloning's services will be dependent on, among other things, market acceptance of the Animal Cloning concept, the quality of our services, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Animal
Cloning's activities will be the receipt of revenues from our services and future research and development, Animal
Cloning's business operations may be adversely affected by our competitors, unsuccessful research and development and prolonged recessionary periods.

Capital and Source of Liquidity. Recent operations have been funded through advances from officers of $60,000.

For the six months ended June 30, 2002, Animal Cloning had
an increase in fixed assets and land of $900,000, had an
increase in preferred stock relating to the financing of
the ranch of $150,000 and assumed a long term 10 year note
payable encumbered on the property of $750,000.   As a
result, Animal Cloning had net cash of $0.00 provided by financing activities for the six months ended June 30, 2002.

For the six months ended June 30, 2001, Animal Cloning did not pursue any financing activities.

For the six months ended June 30, 2002 and 2001, Animal
Cloning did not pursue any investing activities.

Results of Operations. For the six months ended June 30, 2002 and 2001, Animal Cloning has not received any revenues from operations.

General and administrative expenses for the six months
ended June 30, 2002 were 208,722 resulting in a loss from
operations of $(208,722).   These expenses included
- admin/legal/accounting services                $14,400
- amortization expense capitalized R&D/goodwill  $42,500
- depreciation expense ranch facility            $11,750
- ranch operating expenses                       $36,469
- communications expenses (Phone,Fax,Internet)   $11,146
- general office expenses & supplies              $9,957
- accrual officers/directors salary/fees         $60,000
- accrual FY2002 year end audit fees              $4,500
- accrual support services                       $18,000

For the six months ended June 30, 2002, total expenses relating to SFP Geneva Bank were $98,000. These amounts have been reduced by the credit of $25,674 received by Animal Cloning from SFP Bank on its investment of SFP Bank common stock having a current value of approximately $2.2 million.

For the six months ended June 30, 2002, Animal Cloning had
an increase in accounts payable of $12,000 and an increase
in other accrued liabilities of $19,500.  There was an
increase in notes payable officers of $60,000.   As a
result, Animal Cloning had net cash used in operating activities of $60,512 for the six months ended June 30, 2002.

Net loss for the six months ended June 30, 2002 was $(281,303).

General and administrative expenses were $234,001 for the
six months ended June 30, 2002.   These expenses included:
-  admin/legal/accounting services                $54,490
-  amortization expense capitalized R&D/goodwill  $42,500
-  depreciation expense office equipment           $1,200
-  ranch operating expenses/DNA R&D expenses      $42,598
-  communications expenses (Phone,Fax,Internet)    $8,457
-  general office expenses & supplies              $7,756
-  accrual officers/directors salary/fees         $60,000
-  accrual FY2002 year end audit fees              $9,000
-  accrual support services                       $18,000

SFP Geneva Bank net expenses-service charges were $23,472 for the six months ended June 30, 2001.

As a result, net (loss) for the six months ended June 30, 2001 was $(187,917).

Plan of Operation.   Animal Cloning is in the development
stage and has not conducted any significant operations to
date or received operating revenues.  Animal Cloning can
satisfy our cash requirements in the next twelve months
with the continued advances from officers.     The officers
have not formally agreed to further advances but have orally agreed to provide the necessary amounts.

We do not expect to purchase any plant or significant equipment.

                     SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 15, 2002

By: /s/Dempsey K. Mork
    -------------------
    Dempsey K. Mork
   (Chief Executive Officer
    and duly authorized officer/director)