Form 10QSB
period 2002-09-30
ANIMAL CLONING SCIENCES INC
filed 2002-11-18
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

            WASHINGTON, D.C. 20549
                 FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September
30, 2002

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

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

Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value     1,428,253
Title of Class              Number of Shares
                  Outstanding at September 30, 2002

Item 1. Financial Statements.

         Animal Cloning Sciences, Inc.
         CONSOLIDATED BALANCE SHEET

                                    September 30,        December 31,
                                       2002                 2001
                      ASSETS
CURRENT ASSETS:
 Cash                              $    1,075            $   61,725
                                    ---------             ---------
  Total current assets             $    1,075                61,725
                                    ---------             ---------
INVESTMENTS:
 SFP BANK Common stock             $2,168,500            $2,168,500
                                    ---------             ---------
PLANT, PROPERTY & EQUIPMENT:
 Office/R&D lab equipment(NOTE 1)
 Capitalized Costs                 $   20,897            $   20,897

  Less accumulated depreciation    (   18,217)           (   15,497)
                                    ---------             ---------
 Net Office & R&D Lab Equipment    $    2,680            $    5,400
                                    ---------             ---------
 RANCH FACILITY (NOTE 2):
  Property (buildings, horses,
   vehicles, equipment & supplies)
  Capitalized costs                $  400,000*           $      -0-
   Less accumulated depreciation   (   23,500)           (      -0-)
                                    ---------             ---------
  Net Ranch Facility               $  376,500            $      -0-
                                    ---------             ---------
LAND (NOTE 3)                      $  500,000*           $      -0-
                                    ---------             ---------
OTHER ASSETS:(NOTE 4)
 Capitalized R&D-medical data base $  395,000            $  395,000
  Less accumulated amortization    (  138,250)           (   79,000)
                                    ---------             ---------
 Net Capitalized R&D               $  256,750            $  316,000

 Goodwill/Capitalized R&D-medical  $   30,000            $   30,000
  Less accumulated amortization    (   10,500)           (    6,000)
                                    ---------             ---------
 Net Goodwill/Capitalized R&D      $   19,500            $   24,000
                                    ---------             ---------
  Total net other assets           $  276,250            $  340,000
                                    ---------             ---------
TOTAL ASSETS                       $3,325,005            $2,575,625
                                   ==========            ==========




            LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:

 Investment margin account (NOTE 6)$  655,338            $  559,576
 Accounts payable                      16,943                 4,143
 Other accrued liabilities            163,633                99,000
 Notes payable
  officers/directors fees             870,000               780,000
 Minority interest                      2,000                 2,000
                                    ---------             ---------
  Total current liabilities        $1,707,914           $ 1,444,719
                                    ---------             ---------
Long term liabilities (Note 7):
 Assumed mortgages; purchase ranch
 facilities, due 2/6/07 & 2/01/10)    750,000*                  -0-
                                    ---------             ---------
  Total long term liabilities      $  750,000            $      -0-
                                    ---------             ---------
TOTAL LIABILITIES                  $2,457,914            $1,444,719
                                    ---------             ---------

SHAREHOLDERS' EQUITY

 Preferred stock, no par value:
  1,000,000 shares authorized;
  issued & outstanding (NOTE 7)   $   150,000*          $       -0-

 Common stock, no par value:
  50,000,000 shares authorized;
  issued & outstanding 1,428,253
  at 9/30/02 and 12/31/01          11,990,765            11,990,765

 Retained earnings(accum deficit) (11,273,674)          (10,859,859)
                                   ----------            ----------
TOTAL SHAREHOLDERS' EQUITY        $   867,091           $ 1,130,906
                                   ----------            ----------

TOTAL LIABILITIES & EQUITY        $ 3,325,005           $ 2,575,625
                                   ==========            ==========

The accompanying notes are an integral part of these financial statements

             Animal Cloning Sciences, Inc.
          CONSOLIDATED STATEMENT OF OPERATIONS
           For the 3 and 9 Months Ended
             September 30, 2002 and 2001

                                   Three Months Ended     Nine Months Ended
                                     September 30,           September 30,
                                   2002          2001     2002          2001
Revenues                      $     -0-      $     -0-   $     -0- $     -0-

General and administrative
 expenses                       109,331        103,971     318,053   337,972
                               --------       --------    --------  --------
Income/(Loss) from Operations $(109,331)     $(103,971)  $(318,053)$(337,972)

Other income/(expenses)

 Other income/Pemp (NOTE 5)         -0-         23,000         -0-    71,300

 SFP Geneva Bank net dividend
  income/(expenses) (NOTE 6)   ( 23,181)           -0-    ( 95,762) ( 23,472)

 Translation gains (losses)         -0-            -0-         -0-    21,256
                               --------       --------    --------  --------
Gain (loss) from continuing
     operations               $(132,512)     $( 80,971)  $(413,815) (268,888)

Gain (loss) from discontinued
     operations                     -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Net income (loss)            $(132,512)     $( 80,971)  $(413,815)$(268,888)
                               ========       ========    ========  ========
Per share information:
----------------------
Basic (loss) per common share
 Continuing operations          $ (0.09)       $ (0.06)    $ (0.29)  $ (0.20)
                                 ------         ------      ------    ------
 Discontinued operations        $ (0.00)       $ (0.00)    $ (0.00)  $ (0.00)
                                 ------         ------      ------    ------
Basic weighted average number
 common stock shs outstanding  1,428,253      1,289,687   1,428,253 1,289,687
                               =========      =========   ========= =========
Diluted (loss) per common share
 Continuing operations          $ (0.03)       $ (0.02)    $ (0.09)  $ (0.05)
                                 ------         ------      ------    ------
 Discontinued operations        $ (0.00)       $ (0.00)    $ (0.00)  $ (0.00)
                                 ------         ------      ------    ------
Diluted weighted average number
 common stock shs outstanding  4,603,253      4,974,687   4,603,253 4,974,687
                               =========      =========   ========= =========

The accompanying notes are an integral part of these financial statements

              Animal Cloning Sciences, Inc.
          CONSOLIDATED STATEMENT OF CASH FLOWS
           For 3 and 9 Month Periods Ended
             September 30, 2002 and 2001

                                          Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                          2002        2001     2002      2001
Operating Activities:
 Net income (loss)                     $(132,512)$( 80,971)$(413,815)$(268,888)
 Transactions not requiring cash:
  Depreciation (NOTES 1 & 2)              12,810       600    26,220     1,800
  Amortization capitalized R&D (NOTE 4)   19,750    19,750    59,250    59,250
  Amortization Goodwill (NOTE 4)           1,500     1,500     4,500     4,500
  DNA Lab Setup/Prepaid Writeoff             -0-       411       -0-       411

 Cash provided (used) on changes in:
  current assets/decrease(increases) &
  current liabilities/(decr.)incr.
     Increase in accounts payable            -0-       -0-    12,800       -0-
     Increase other accrued liabilities   45,133    13,500    64,633    25,500
     Increase (decrease) investment
        margin account (NOTE 6)           23,181       -0-    95,762  ( 19,284)
     Increase notes payable officers      30,000    30,000    90,000    90,000
     Decrease misc. account receivable       -0-       -0-       -0-   126,024
     Decrease SFP Bank common stock investm. -0-       -0-       -0-    21,500
     (Increase) fixed assets/DNA lab setup   -0-  (  8,227)      -0-  (  8,227)
                                        --------  --------  --------  --------
Net cash provided (used) by
     operating activities              $(    138)$( 23,437)$( 60,650)$  32,586

Cash provided(used)financing activities
 Acquisition ranch facility;
   (Increase) in fixed assets and
   land (NOTES 2 & 3)                  $     -0- $     -0- $(900,000)$     -0-
 Financing of ranch acquisition:
   increase in preferred stock (NOTE 7)      -0-       -0-   150,000       -0-
   assumption long term 10 yr notes
   payable encumbered on property
   (NOTE 7)                                  -0-       -0-   750,000       -0-
 Translation increase (decrease)
   adjustments/changes to cash               -0-       -0-       -0-       -0-
                                        --------  --------  --------  --------
Net increase/(decrease) in cash        $(    138)$( 23,437)$( 60,650)$  32,586

CASH, BEGINNING OF PERIOD                  1,213   134,768    61,725    78,745
                                        --------  --------  --------  --------
CASH, END OF PERIOD                    $   1,075 $ 111,331 $   1,075 $ 111,331
                                        ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements

             Animal Cloning Sciences, Inc.
            CONSOLIDATED FINANCIAL NOTES
            FOR THREE & NINE MONTHS ENDED
               SEPTEMBER 30, 2002
General:

The condensed consolidated financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal
Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months and nine months periods September
30, 2002 should be read in conjunction with the financial statements and notes thereto included in this report and the prior three months and six months periods ended March 31, 2002 and June 30,
2002, along with Animal Cloning Sciences' Annual
Report on Form10-KSB for the fiscal year ended
December 31, 2001.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 1. Office/R&D Lab Equipment:

                                     As of 9/30/02         As of 12/31/01
                                 Cost Basis Accum Depr  Cost Basis Accum Depr
 5 yr life - Office equipment    $  14,897  $( 14,897)  $  14,897  $( 14,897)
 3 yr life - R&D Lab equipment       6,000   (  3,320)      6,000   (    600)
                                  --------   --------    --------   --------
             TOTAL               $  20,897  $( 18,217)  $  20,897  $( 15,497)
                                  --------   --------    --------   --------
             NET BOOK COSTS             $2,680                 $5,400

                                        ======                 ======

NOTE 2. Ranch facility/acq 3/21/02:

 TOTAL                           $ 400,000  $( 23,500)       N/A       N/A
                                  --------   --------
             NET BOOK COSTS            $376,500                 $ N/A
                                        =======                  ====

NOTE 3. Ranch land/acq. 3/21/02:

 20 acres improved land                $500,000                 $ N/A
                                        =======                  ====

NOTE 4. Other Assets:

                                     As of 9/30/02           As of 12/31/01
                                 Cost Basis Accum Amort  Cost Basis Accum Amort
 5 yr life Capitalized R&D       $ 395,000  $(138,250)  $ 395,000  $( 79,000)
 5 yr life Capitalized goodwill     30,000   ( 10,500)     30,000   (  6,000)
                                  --------   --------    --------   --------
             TOTAL               $ 425,000  $(148,750)  $ 425,000  $( 85,000)
                                  --------   --------    --------   --------
             NET BOOK COSTS            $276,250               $340,000
                                        =======                =======

NOTE 5. Other Income:

During the prior year's nine months period ending
September 30, 2001, the Company received $71,300 from Pemp/Canada. There were no receipts from Pemp/Canada for the current three month and nine month periods ending
September 30, 2002.

Note 6. SFP Geneva Bank Margin Account and Bank
Expenses:

Total expenses were $23,181 for the three months ending September 30, 2002.

Nine months year to date September 30, 2002 was $95,762 (after applying the credit of $25,674 for the annual Dividend Income received by the Company during the 2ND Quarter ending 6/30/02 from SFP Bank on its investment of SFP Bank common stock having a current value of about $2.2 Million). This equates to an estimated average annual income rate of return of 1.2% on this investment.

Note 7.  Purchase of 20 acre Ranch Facility:

During the 1ST quarter of the current fiscal year
2002, Animal Cloning purchased a horse ranch facility consisting of 20 acres of improved land and all of the associated buildings, horses, vehicles/farm equipment and supplies for $900,000.
The financing of this transaction consisted of assuming $750,000 trust deed/mortgages and a $150,000 note, convertible in Animal Cloning preferred stock, or cash, at the option of Animal
Cloning.

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS.

Trends and Uncertainties.  Demand for Animal
Cloning's services will be dependent on, among other things, market acceptance of the Animal
Cloning concept, the quality of our services, and, general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Animal
Cloning's activities will be the receipt of revenues from our services and future research and development, Animal Cloning's business operations may be adversely affected by our competitors, unsuccessful research and development and prolonged recessionary periods.

Capital and Source of Liquidity. Recent operations have been funded through advances from officers in the amount of $64,633 for the current year to date, September 30, 2002.

For the period ended September 30, 2002, Animal
Cloning had an increase in fixed assets and land of $900,000 which was financed by $150,000 in the Company's preferred stock and assumption of $750,000 of long term mortgage notes payable, resulting in a $0.00 net cash provided by financing activities for this nine month period ending
September 30, 2002.

Other than the activities mentioned in the above paragraph, Animal Cloning did not pursue any other financing activities for the nine months ended
September 30, 2002 and 2001.

For the nine months ended September 30, 2002 and 2001, Animal Cloning did not pursue any investing activities.

Results of Operations.  For the nine months ended
September 30, 2002 and 2001, Animal Cloning has not received any revenues from operations.

General and administrative expenses for the nine months ended September 30, 2002 were $318,053, resulting in a Loss from operations of $413,815 which includes SFP Geneva Bank other expenses of $95,762 associated with the bank investment margin account of $2,168,500. Following is a summary of expenses:

Admin/Legal/Accounting Services                       $ 19,200
Amortization Expense Capitalized R&D/Goodwill           63,750
Depreciation Expense Ranch Facility                     23,500
Ranch Operating Expenses/DNA R&D Expenses               42,645
Communications Expenses (Phone, Fax, Internet)          12,981
General Offices Expenses and Supplies                   29,977
Accrual Officers/Directors Salaries/Fees                90,000
Accrual FY2002 Year End Audit Fees                       9,000
Accrual Support Services                                27,000
        TOTAL GENERAL AND ADMINISTRATIVE EXPENSES     $318,053
                                                       =======

For the nine months ended September 30, 2002, Animal Cloning had increases of; $12,800 in accounts payable; $95,762 in the SFP Bank margin investment account; $64,633 in other accrued liabilities; and, $90,000 in notes payable officers/accrued salaries/fees. Net cash (used) by operating activities was $60,650 for the nine months ended September 30, 2002.

Net loss for the nine months ended September 30, 2002 was $(413,815).

General and administrative expenses were $337,972
for the nine months ended September 30, 2001 consisting of the following categories:

Admin/Legal/Accounting Services                       $ 72,490
Amortization Expense Capitalized R&E/Goodwill           63,750
Depreciation Expense Office Equipment                    1,800
Depreciation Expense Ranch Facility                        -0-
Operating Expenses DNA/R&D                              38,033
Communications Expenses (Phone, Fax, Internet)          14,109
General Office Expenses & Supplies                      17,290
Accrual Officers/Directors Salaries/Fees                90,000
Accrual FY2001 Year End Audit Fees                      13,500
Accrual Support Services                                27,000
        TOTAL GENERAL AND ADMINISTRATIVE EXPENSES     $337,972
                                                       =======

Nine months year to date September 30, 2001 other income consisted of $71,300 from Pemp/Canada and $21,256 in Transalation Gains.

SFP Geneva Bank expenses for the nine months ended
September 30, 2001 were a net of $23,472.

Net loss for the nine months ended September 30, 2001 was $(268,988).

Plan of Operation. Animal Cloning is in the development stage and has not conducted any significant operations to date or received any operating revenues. Animal Cloning can satisfy its cash requirements in the next twelve months with the continued advances from officers. The officers have not formally agreed to further advances but have orally agreed to provided the necessary amounts.

The Company does not expect to purchase any plant or significant equipment.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the
"Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form
10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

               SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 18, 2002
By: /s/Dempsey K. Mork
(Chief Executive Officer and duly authorized
officer/director)

               CERTIFICATIONS

I, Dempsey Mork, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Animal Cloning Sciences, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

/s/Dempsey Mork
--------------------------
Dempsey Mork
Chief Executive Officer