Form 10KSB
period 2002-12-31
ANIMAL CLONING SCIENCES INC
filed 2003-04-16
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C. 20549
               FORM 10-KSB/A

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 [ ]

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

State issuer's revenues for its most recent fiscal year: $0.00. The aggregate market value of the voting stock held by non-affiliates of the registrant was $171,390 based upon the average of the bid and asked price of the Common Stock of $.12 as of December 31, 2002. The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2002: Common Stock, No Par Value - 1,428,253 shares

                   PART I

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

None



                PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

Market Information. The common stock of Animal Cloning Sciences is quoted on the NASD's Electronic Bulletin Board. The following represents the high and low prices of the stock since September of 1999:

Quarter Ended            High                    Low
September 30, 1999       .65                     .35
December 31, 1999        .25                     .125

March 31, 2000          1.00                     .75
June 30, 2000            .375                    .375
September 30 2000        .26                     .26
December 31, 2000        .50                     .125

March 31, 2001           .25                     .25
June 30, 2001            .25                     .15
September 30, 2001       .18                     .13
December 31, 2001        .15                     .13

March 31, 2002           .16                     .07
June 30, 2002            .16                     .07
September 30, 2002       .19                     .06
December 31, 2002        .19                     .06

These prices reflect inter-dealer prices, without retail mark-up, markdown, or commission, and, may not represent actual transactions. The Company does not believe that trading of its common stock currently is necessarily reflective of an established trading market.

Holders.    As of December 31, 2002, there were approximately 166
record holders of Company common stock. There are no preferred shareholders.

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

The Company's main investments are deposits at Societe Financiere Privee SA. SFP reserves the right to offset any uncollected amounts by
any positive balances of all accounts.   SFP has a lien over all
securities under its custody and a right of offset against such
securities for any unpaid claims.   The margin account bears interest
at 7.5% and the maximum credit limit is SFr 2,500,000, which is approximately $1,491,646 U.S. Dollars. The margin account balances at December 31, 2002 and 2001 were $676,338 and $559,576, respectively. Available credit at December 31, 2002 on the margin account is $815,308.

Capital and Source of Liquidity

On March 31, 2002, the Company purchased facilities that were leased from Magellan Capital Corporation through the issuance of its Preferred Stock and the assumption of long term debt. The purchase was reported as a subsequent event in the prior year end 12.31.2001 audit in the
Annual 10KSB filings.   The Company did not have any financing
activities for the prior year ended December 31, 2001.

Results of Operations

The Company's had no revenues in 2002 and had a net loss of ($634,600), vs. a net loss of ($465,939) in fiscal year 2001.

General and administrative expenses for 2002 were $517,313 compared to $473,700 in fiscal 2001. The major items for the 2002 increase in general and administrative expenses is depreciation and amortization of the March 31, 2002 acquisition of facilities.

Item 7.   Financial Statements and Supplementary Financial Data.

Financial Statements


             ANIMAL CLONING SCIENCES, INC.
       Index to Consolidated Financial Statements
   Fiscal years ending December 31, 2002 and 2001

Independent auditors' report
Consolidated balance sheets, December 31, 2002 and 2001
Consolidated statements of operations, for the years ended December 31,
   2002 and 2001
Consolidated statement of shareholders' equity, for the period December
   31, 1996 through December 31, 2002
Consolidated statements of cash flows, for the years ended December 31,
   2002 and 2001
Notes to consolidated financial statements

To the Board of Directors
Animal Cloning Sciences, Inc.


        INDEPENDENT AUDITORS' REPORT

I have audited the consolidated balance sheet of Animal Cloning
Sciences, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Animal Cloning Science, Inc. and subsidiaries, as of December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with generally accepted accounting principles.



/s/David Winings C.P.A.
Palm Desert
April 13, 2003

           ANIMAL CLONING SCIENCE, INC.
           CONSOLIDATED BALANCE SHEETS
           December 31, 2002 and 2001

                      ASSETS

                                                   2002          2001
CURRENT ASSETS
 Cash                                          $     1,075  $   61,725
                                                 ---------   ---------
  TOTAL CURRENT ASSETS                               1,075      61,725
                                                 ---------   ----------
INVESTMENTS   (Note A & C)                       2,168,500   2,168,500
                                                 ---------   ----------
FIXED ASSETS-FACILITIES/EQUIPT NET OF (DEPREC)
 Office Eqpt-12/31/02 & 12/31/01) $14,897)             -0-         -0-
 R&D/Lab Eqpt-12/31/02 ($4,320); 12/31/01($600)      1,680       5,400
 Ranch Facility/Acq Mar/02; 12/31/02 ($35,250)     364,750*        -0-
                                                 ---------   ---------
  TOTAL NET FIXED ASSETS  (Note d)                 366,430       5,400
                                                 ---------   ---------

CAPITALIZED R&D MEDICAL DATA BASE NET OF ACCUM
 AMORTIZ-12/31/02($158,000);12/31/01($79,000)      237,000     316,000
                                                 ---------   ---------
GOODWILL/MEDICAL DATA BASE NET OF ACCUM
 AMORTIZATION-12/31/02($12,000);12/31/01($6,000)    18,000      24,000
                                                 ---------   ---------
LAND/RANCH FACILITY (20 ACRES)                     500,000*        -0-
                                                 ---------   ---------
         TOTAL ASSETS                           $3,291,005  $2,575,625
                                                 =========   =========
             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Investment margin account  (Note H)            $  676,338  $  559,576
 Accounts payable                                   16,943       4,143
 Other accrued liabilities                          33,000      18,000
 Notes Payable-Officers/Directors Fees (Note H)    900,000     780,000
 Note Payable-Admin. Support/Orion                 117,000      81,000
 NOTE PAYABLE-Orion/Payment Operating Expenses     149,418         -0-
                                                ----------   ---------
TOTAL CURRENT LIABILITIES                        1,892,699   1,442,719

MINORITY INTEREST                                    2,000       2,000

Long Term Liabilities
 Assume 10 Year Mortgage Note on acquisition
  Ranch Facility; due 2/6/07 and 2/01/10           750,000*        -0-
                                                ----------   ---------
        TOTAL LIABILITIES                        2,644,699   1,444,719
                                                ----------   ---------



           ANIMAL CLONING SCIENCE, INC.
           CONSOLIDATED BALANCE SHEETS
            December 31, 2002 and 2001
                   {Continued)

SHAREHOLDERS' EQUITY (Note E)
 Preferred stock, no par value; 1,000,000
  Shares authorized; -0- outstanding               150,000*        -0-

 Common stock, no par value;
  50,000,000 shares authorized;
  Issued and outstanding 1,428,253 at
  12/31/02 and at 12/31/01                      11,990,765  11,990,765
 Retained earnings (accum. deficit)            (11,494,459)(10,859,859)
                                                ----------  ----------
   TOTAL SHAREHOLDERS' EQUITY                      646,306   1,130,906
                                                ----------  ----------
         TOTAL LIABILITIES & EQUITY            $ 3,291,005 $ 2,575,625
                                                ==========  ==========

See accompanying notes to the consolidated financial statements.

               ANIMAL CLONING SCIENCES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended
                    December 31,

                                               2002         2001
Revenues/Income                             $     -0-    $     -0-
                                              -------     --------
GENERAL AND ADMINISTRATIVE EXPENSE          $ 517,838    $ 473,700
                                              -------      -------
LOSS FROM OPERATIONS                         (517,838)    (473,700)
                                              -------      -------
OTHER INCOME (EXPENSE)
  Dividend/SFP Stock Investment                25,674       18,651
  Interest Income/Pemp                            -0-       71,300
  Bank Interest Expense & Other Bank Charges (142,436)    ( 92,296)
  Foreign currency transaction (loss)(Note F)     -0-       10,106
                                              -------     --------
    TOTAL OTHER INCOME (EXPENSE)             (116,762)       7,761
                                              -------     --------
(LOSS) BEFORE INCOME TAXES                   (634,600)    (465,039)

    INCOME TAX BENEFIT (EXPENSE)
      Current income tax benefit               28,430       20,832
      Deferred income tax expense             (28,430)     (20,832)
                                              -------      -------
(LOSS) FROM CONTINUING OPERATIONS           $(634,600)   $(384,316)
  Discontinued operations income (loss)           -0-          -0-
                                              -------      -------
NET (LOSS)                                  $(634,600)   $(384,316)
                                              =======      =======
Basic loss per common share,
continuing operations                      $     (.44)  $     (.35)
                                           ==========   ==========
Basic loss per common share,
discontinued operations                   $       -0-   $      -0-
                                          ===========   ==========
Basic weighted average common
shares outstanding                          1,324,579    1,373,937
                                          ===========   ==========
Diluted loss per common share,
continuing operations                     $      (.12)  $     (.09)
                                          ===========   ==========
Diluted loss per common share,
discontinued operations                   $       -0-   $      -0-
                                          ===========   ==========
Diluted weighted average common
shares outstanding (Note A)                 5,143,253    5,039,129
                                          ===========   ==========

See accompanying notes to the consolidated financial statements.

        ANIMAL CLONING SCIENCES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
      From December 31, 1999 through
           December 31, 2002

                                                            Foreign
                                                 Retained   Currency
              Pref. Stk.      Common Stock       Earnings   Translation
              Shs  $ Amt   Shares    $ Amount    (Deficit)   Gain(Loss)
NET EQUITY    ---- ----- ---------  ----------  -----------  ----------
BAL FWD
12/31/99
$3,159,192    -0-   -0- *1,422,687  12,480,251  ( 9,105,023)  (216,036)
*Includes 4/7/99
1for4 Reverse Split
ActivityYr/2000:
Adj prior yr Trf
Agt reconciliation          35,500

Ovvio Acquisition
Rescinded              C(  178,500)(  510,000)

Svcs Rendered               10,000      2,500

Trfr 12/31/99 Bal
To SFP Margin A/C                                  216,036

Writedown SFP Stks
to FMV/PriorYrsAdj                              (  904,581)

Comprehensive Net
(Loss) Yr 2000                                  (   384,316)
BALANCE
12/31/00      ---- ----- ---------  ----------  -----------  ---------
$1,578,831    -0-   -0-  1,289,687  11,972,751  (10,393,920)       -0-

4Q 2001 Shs
Svcs Rendered              138,566      18,014
Comprehensive Net
(Loss)Yr 2001                                   (   465,939)
BALANCE
12/31/2001    ---- ----- ---------  ----------  -----------  ---------
$1,130,906    -0-   -0-  1,428,353  11,990,765  (10,859,859)       -0-
Issue $150,000
Pref. Stock
Acq. Ranch       150,000
Comprehensive Net
(Loss)Yr 2002                                   (   634,600)
BALANCE      --- ------- ---------  ----------  -----------  ---------
$ 646,306    -0- 150,000 1,428,353  11,990,765  (11,494,459)       -0-
 ========     ==== ===== =========  ==========  ===========  =========

See accompanying notes to the consolidated financial statements.

            ANIMAL CLONING SCIENCES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For The Years Ended
                                            December 31,
                                      ---------------------------
                                         2002              2001
OPERATING ACTIVITIES
   Net (loss)                        $(634,600)         $(465,939)

TRANSACTIONS NOT REQUIRING CASH:
   Depreciation Fixed Assets            38,970              3,342
   Amortization Capital R&D/Goodwill    85,000             85,000

CASH PROVIDED (USED) ON CHANGES
IN ASSETS  DECREASE/(INCREASE)AND
IN LIABILITIES INCREASE/(DECREASE):
   Purch. R&D Lab Equipment                -0-           (  6,000)
   Accounts Payable/(decrease)          12,800                -0-
   Other Accrued Liabilities increase   15,000             39,000
   Officers/Directors Fees increase    120,000            120,000
   Settle Recv. Ovvio Italy decrease       -0-            126,024
   Fixed Assets/Ranch facility (incr) (900,000)               -0-
   Notes Payable/Orion Cash Adv incr.  185,418                -0-
                                     ---------           ---------
NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES             (1,077,412)          ( 98,573)
                                     ---------           ---------
INVESTING ACTIVITIES:
   Reduction SFP Investment Note A)        -0-             21,500
   Issuance of Common Stock                -0-             18,014
   Issuance of Preferred Stock         150,000                -0-
   Net incr. SFP Margin Investment A/C 116,762             42,039
   Increase Notes Payable Mortgage     750,000                -0-
                                     ---------          ---------
NET CASH PROVIDED (USED)
   INVESTING ACTIVITIES              1,016,762             81,553
                                     ---------           ---------
NET INCREASE (DECREASE) IN CASH      $( 60,650)         $( 17,020)

CASH, BEGINNING OF PERIOD               61,725             78,745
                                     ---------           --------
CASH, END OF PERIOD                  $   1,075           $ 61,725
                                     =========           ========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
 Cash paid during the period for
 interest & charges SFP Bank/Geneva  $ 142,436           $ 92,296
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

          ANIMAL CLONING SCIENCES, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2002

General:

The condensed consolidated financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal Cloning believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2002 should be read in conjunction with the Quarterly Reports for year 2002 (March 31, June 30, September 30) and the prior year Animal Cloning Sciences Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

           ANIMAL CLONING SCIENCES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 2002

Note A: Nature of organization and summary of significant accounting policies; continued

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

Investments:
Investments at the end of 2002 consist of common stock in SFP Bank, Geneva, a company publicly traded on the Swiss Stock Exchange. The investment of 6,205 Common stock shares were purchased during the years 1996-1997 and had been recorded on the company's books at their original average cost per share of $647.86 through fiscal year 1999. During the last quarter of 2000, the Company made its first sale of 1,825 shares at a net realized value of $479.75 per share, leaving a balance of 4,380 shares at 12/31/2000. At the end of fiscal year 2000, management made the decision to write down the value on its books from cost to the market value as of December 31, 2000. Since this was a prior period adjustment, the write-down of $904,581 was booked to retained earnings. 43 shares were sold in the 4TH quarter of 2001, at a net realized value of $21,500 ($500.00/share), leaving a balance of 4337 shares, valued at $500.00/share, for a total amount of $2,168,500. The closing share prices converted to U.S. Dollars at 12/31/2002 was $500.00 and $497.00 at 12/31/2001.

Property and equipment:
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated five to seven year useful lives of the assets for Ranch/Farm Machinery and Equipment and 20 years for Buildings. Expenditures for additions and improvements are capitalized; repairs and maintenance costs are expensed as incurred.

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

           ANIMAL CLONING SCIENCES, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              December 31, 2002

Note A: Nature of organization and summary of significant accounting policies; continued

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

         ANIMAL CLONING SCIENCES, INC.
   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002

Note A: Nature of organization and summary of significant accounting policies; continued

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

           ANIMAL CLONING SCIENCES, INC.
   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 2002

Note B:  Related party transactions continued

During 1999 the Company paid certain expenses on behalf of the Company, including providing office space starting with the fourth quarter of 1998. These costs have been accrued and reflected on the Company's books.

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

Note C:  Investments

Investments consisted originally of 6,205 common shares of Societe Financiere Privee based on actual acquisition costs of $4,019,960. The common shares were 4,380 at 12/31/2000 with a value of $2,190,000 reflecting the sales of 1,825 shares in 2000. 43 shares were sold in the 4TH quarter of 2001, leaving a balance of 4,337 shares with a value of $2,165,000. The 1,140 preferred shares of Societe Financiere Privee, at an original cost of $114,000, were liquidated/sold during the year 2000 for $55,591 resulting in a (loss) to the Company of ($58,409). The value of these investments were $2,168,500 as of December 31, 2002 and December 31, 2001.

Note D:  Property and equipment

Property and equipment consisted of the following at December 31, 2002:

                                      Office Equipt      R&D Lab
Equipt(a)
     Furniture & Fixtures              $  4,365           $  1,000
     Equipment                           10,532              5,000
                                        --------            -------
        Total Acquisition Costs        $ 14,897           $  6,000

      Less accumulated depreciation      (14,897)       (A)(  4,320)
                                         -------            -------
      Property and equipment, net       $    -0-           $  1,680
                                        ========           ========

      (A) Straight line depreciation; 5 yr useful life basis.

           ANIMAL CLONING SCIENCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002

Note D:  Property and equipment continued
The R&D Lab technical equipment purchased during the second half of 2001 and will be used for basic research work for cloning of horses.

Ranch/Horse Farm facility acquired March, 2002:

                                               Cost Base    Cum Deprec
      Horses (Depreciation 10 yr life)        $  30,000      $   2,250
      Ranch M&E (Depreciation 5 yr life)         50,000          7,500
      Mobile Homes (Depreciation 5 yr life)      20,000          3,000
      Farm Buildings (Depreciation 10 yr life)  300,000         22,500
                                               --------       --------
           Total Acquisition Costs            $ 400,000   (B)$  35,250
                                               ========       ========
     (B) Straight line depreciation; useful life as shown above.

Note E:  Shareholders' Equity

Preferred stock:
The Company has authorized an aggregate of 1,000,000 shares of no par preferred stock as follows: On March 1, 2002, the Company issued preferred stock in the amount of $150,000 which is redeemable in five years by paying $150,000 plus interest or the issuance of common stock shares with a market value of $150,000 plus interest.

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

Note F:  Foreign currency transaction gain(loss):

Foreign currency transaction gains and losses result from a change in exchange rates between the functional currency of the Company and the

           ANIMAL CLONING SCIENCES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              DECEMBER 31, 2002

Note F: Foreign currency transaction gain(loss): continued

currency in which a foreign transaction is denominated.   These gains
or losses are comprised of actual currency gains or losses realized upon settlement of foreign currency transactions and expected
(unrealized) currency gains or losses on unsettled foreign currency transactions.

The foreign currency transaction gain (loss) for the years ended
December 31, 2002 was $-0-, and 2001 was $10,106/gain, respectively.

Note G:  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31, 2002 and 2001:

                                                2002        2001
   U.S. statutory federal rate                 28.98%      28.98%
   State income tax rate                        6.60%       6.60%


   Temporary differences:
     Write-down of investments                (25.04%)    (25.04%)
     Write-down of receivables                 (6.06%)     (6.06%)
     Net operating loss for which
        no tax benefit is currently available  (4.48%)     (4.48%)
                                              -------      ------
                                                 -0-%        -0-%
                                              =======      ======

At December 31, 2002 and 2001 deferred taxes consisted of the following:

                                                 2002        2001
           Deferred tax assets,
             Net operating loss carry-forward  (639,577)   $611,147
           Less valuation allowance            (639,577)   (611,147)
                                               --------    --------
              Net deferred taxes               $    -0-     $   -0-
                                               ========    ========

           ANIMAL CLONING SCIENCES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              DECEMBER 31, 2002

Note G:  Income taxes continued

The valuation allowance offsets the net deferred tax asset for which
there is no assurance of recovery.   The change in the valuation
allowance for the years ended December 31, 2002 and 2001 totaled
$28,430 and $20,632, respectively.   The net operating loss carry-
forward expires through the year 2018.

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

Note H:  Commitments and contingencies

Bank line of credit:
At December 31, 2002, the Company had two Swiss Franc ("SFr") lines of credit available at Societe Financiere Privee SA, in the amounts of SFr 1,120,000 and SFr 350,000, approximately US$668,258 and US$208,831,
respectively.   As of December 31, 2002, there were no amounts
outstanding under either line of credit.   Th SFr 1,120,000 line was
renewed in November of 1999 and the SFr 350,000 line on December 31, 1998.

Investment margin account:
The Company's subsidiary maintains investments with a Swiss trustee, which has deposited the investments in accounts held at Societe
Financiere Privee SA ("SFP").   The trustee is an affiliate entity
owned by the President and director of the Company.   From time to
time, funds are transferred from the subsidiary to the parent, creating
an excess of available funds.   Available funds consist of fiduciary
deposits as required by SFP.   Further, SFP reserves the right to
offset any uncollected amounts by any positive balances of all
accounts.   Further SFP has a lien over all securities under its
custody and a right of offset against such securities for any unpaid claims. The margin account bears interest at 7.50% and the maximum credit limit is SFr 2,500,000, which is approximately $1,500,000 at December 31, 2002. The Investment Margin Account at December 31, 2002 and December 31, 2001 was $676,338 and $559,576,
 respectively.

Stock option plan:
At December 31, 2002, an aggregate of 800,000 shares of common stock was reserved for issuance under the Company's 1993 stock option plan. Pursuant to the plan, the board of directors may grant options to
employees, officers, directors, or others at their discretion.   As of
December 31, 2002, no options had been granted under the plan.

          ANIMAL CLONING SCIENCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002

NOTE H:  Commitments and contingencies, continued

Other stock options:
At December 31, 2002, an aggregate of 233,334 shares of common stock were reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 233,334 shares of common stock
(of which 194,834 were to Company officers) at $2.50 per share.   The
options expire in April 2004.   These options were not issued under the
Company's 1993 stock option plan. As of December 31, 2002, no options had been granted under the plan.

On November 14th 2000 an aggregate of 3,715,000 shares of common stock were reserved for management compensation and/or incentives. As of December 31, 2002, no options had been granted.

Officers' salaries:
The board approved payment to two officers for salaries in 1995, 1996, 1997, 1998, 1999, 2000, 2001 and 2002 totaling $900,000, payable in common stock of the Company, based on the market value at time of
issuance.   At December 31, 2002 no amounts have been paid nor has any common stock been issued in satisfaction of this commitment. These costs have been classified as Notes Payable for the years 1995 through 2002.

Note I:  Industry and geographical segment reporting

As of and for the years ended December 31, 2002 and 2001, the Company operated and had assets in the United States and Europe as follows:

                                           2001             2001
INCOME (LOSS) FROM OPERATIONS
  United States                        $ (457,838)     $ (342,400)
  Europe                                 (176,762)       (123,539)
                                        ---------       ---------
TOTAL LOSS FROM OPERATIONS             $ (634,600)     $ (465,939)
                                        =========       =========

IDENTIFIABLE ASSETS
  United States                        $1,122,505      $  407,125
  Europe                                2,168,500       2,168,500
                                        ---------       ---------
TOTAL IDENTIABLE ASSETS                $3,291,005      $2,575,625
                                        =========       =========

          ANIMAL CLONING SCIENCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002

Note J:  Discontinued operations

There were no costs associated with discontinued operations in 2002 and 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been changes in accountants, effective for fiscal year ending audit of 12/31/99 which have been disclosed in an 8-K dated
3/29/2000.   There have been no disagreements with accountants on
accounting and financial disclosures for fiscal years ending December 31, 1999, 2000, 2001 and 2002.


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

Identification of Directors and Executive Officers of the Company. The names, addresses and positions of the present directors and officers of the Company are set forth below:

Name                  Age          Position
Dempsey K. Mork       61      Chief Executive Officer
                                and Director,

Riccardo Mortara      53      President and Director

Norbert L. LeBoeuf    74      Secretary & Chief Financial
                                Officer and Director

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

Norbert L. LeBoeuf is currently Secretary & Chief Financial Officer of the Company. Mr. LeBoeuf has served as Controller for the Company
since June 1998.   His professional career includes three years with
The U.S. Marine Corps in Legal and Administrative Areas (1952-55) and

40 years in all areas of finance For small, medium and large (Fortune
500) companies, in electronics, manufacturing and aerospace.   Mr.
LeBoeuf retired in 1995 and has done accounting And tax consulting. In 1996, he has been Controller for various companies associated with Mr. Mork.


Item 10. Executive Compensation at December 31, 2002

At December 31, 2002, an aggregate of 233,334 shares of common stock were reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 233,334 shares of common stock (of which 194,834 were to the Company officers) at $2.50 per share.
The options expire in April 2004.   The exercise price is $2.50.   Mr.
Mortara and Mr. Mork each hold 97,417.   These options were not issued
under the Company's 1993 stock option plan.

Stock Option Plan.   At December 31, 2002, an aggregate of 800,000
shares of common stock was reserved for issuance under the Company's
1993 stock option plan.   Pursuant to the plan, the board of directors
may grant options to employees, officers, directors, or others at their discretion. As of December 31, 2002, no options had been granted under the plan.

On November 14th 2000 an aggregate of 3,715,000 shares of common stock were reserved for management compensation and/or incentives, and incentive options to scientists. As of December 31, 2002, no options had been granted.

Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan. However, shares with respect towhich a stock appreciation right has been exercised may not again be made subject to an award.

Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non- qualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant. Restricted stock may not be granted under the Plan in connection with incentive stock options. Stock options may be exercised during a period of time fixed by the Company except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later.

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


Compliance with Section 16

Not Applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Shareholders.

The following table sets forth information relating to the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the Company capital stock, based on 1,428,253 common shares outstanding at December 31, 2002.

Name and Address                    Amount and Nature
Of Beneficial                       Of Beneficial            Percent
Title of Class Ownership            Ownership                of Class
Common Stock

Dempsey K. Mork                     136,293                   9.54%
83888 Avenue 51
Coachella, CA 92236

Riccardo Mortara                    116,182                   8.13%
14 Quai Du Seujet
CH-1201 Geneva
Switzerland

Robert J. Filiatreaux                79,283                   5.55%
77-545 Chillon
La Quinta, CA  92253
                                    -------                  ------
   Total                            331,758                  23.22%
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

Dated: April 13, 2003


By:/s/ Dempsey K. Mork
          Dempsey K. Mork
          Chief Executive Officer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 13, 2003.



By:/s/ Dempsey K. Mork
          Dempsey K. Mork
          Chief Executive Officer/Director

               CERTIFICATIONS

I, Dempsey K. Mork, certify that:

 I have reviewed this annual report on Form 10KSB of Animal Cloning
Sciences, Inc.

Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent, in all material aspects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and,

   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003

/s/Dempsey K. Mork
----------------------------
Dempsey K. Mork, President, Chief Executive Officer

                    CERTIFICATION

I, Norbert LeBoeuf, certify that:

I have reviewed this annual report on form 10KSB of Animal Cloning
Sciences, Inc.

Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, no misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent, in all material aspects, the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and,

   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identifies for the registrant's auditors any material weaknesses in internal controls; and,

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  April 14, 2003

   /s/ Norbert L. LeBoeuf
   ------------------------
   Secretary & Chief Financial Officer