Form 10QSB
period 2003-03-31
ANIMAL CLONING SCIENCES INC
filed 2003-05-28
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

            WASHINGTON, D.C. 20549
                 FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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

Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                    1,428,253
Title of Class                             Number of Shares
                                   Outstanding at March 31, 2003

Item 1. Financial Statements.

         Animal Cloning Sciences, Inc.
         CONSOLIDATED BALANCE SHEET

                                     March 31            December 31,
                                       2003                 2002
                      ASSETS
CURRENT ASSETS:
 Cash                             $       -0-            $    1,075
                                    ---------             ---------
  Total current assets            $       -0-                 1,075
                                    ---------             ---------
INVESTMENTS:
 SFP BANK Common stock (NOTE 5)   $ 1,568,500            $2,168,500
                                    ---------             ---------
PLANT, PROPERTY & EQUIPMENT:
 Office/R&D lab equipment(NOTE 1)
 Capitalized Costs                 $   20,897            $   20,897

  Less accumulated depreciation    (   20,897)           (   19,217)
                                    ---------             ---------
 Net Office & R&D Lab Equipment    $      -0-            $    1,680
                                    ---------             ---------
 RANCH FACILITY (NOTE 2):
  Property (buildings, horses,
   vehicles, equipment & supplies)
  Capitalized costs                $  400,000*           $  400,000
   Less accumulated depreciation   (   47,000)           (   35,250)
                                    ---------             ---------
  Net Ranch Facility               $  353,000            $  364,750
                                    ---------             ---------
LAND (NOTE 3)                      $  500,000*           $  500,000
                                    ---------             ---------
OTHER ASSETS:(NOTE 4)
 Capitalized R&D-medical data base $  395,000            $  395,000
  Less accumulated amortization    (  177,750)           (  158,000)
                                    ---------             ---------
 Net Capitalized R&D               $  217,250            $  237,000

 Goodwill/Capitalized R&D-medical  $   30,000            $   30,000
  Less accumulated amortization    (   13,000)           (   12,000)
                                    ---------             ---------
 Net Goodwill/Capitalized R&D      $   17,000            $   18,000
                                    ---------             ---------
  Total net other assets           $  234,250            $  255,000
                                    ---------             ---------
TOTAL ASSETS                       $2,655,750            $3,291,005
                                   ==========            ==========






Balance Sheet; Continued


            LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

 Investment margin account (NOTE 6)$  691,338            $  676,338
 Accounts payable                      16,943                16,943
 Other accrued liabilities             36,000                33,000
 Note payable/salaries officers       930,000               900,000
 Note payable/Orion Payt Oper Exp     133,789                89,858
 Note payable/Orion Support Services  126,000               117,000
 Minority interest                      2,000                 2,000
                                    ---------             ---------
  Total current liabilities        $1,936,070           $ 1,835,139
                                    ---------             ---------
Long term liability/purchase ranch
 facilities; assumed mortgages 10Yr
 Note Payable, Hulven due 2/1/10      750,000*              750,000
 Mitchell/Cowan NP 2/6/07 (NOTE 6)     47,648                59,560
                                    ---------             ---------
  Total long term liabilities      $  797,648            $  809,560
                                    ---------             ---------
TOTAL LIABILITIES                  $2,733,718            $2,644,699
                                    ---------             ---------

SHAREHOLDERS' EQUITY

 Preferred stock, no par value:
  1,000,000 shares authorized;
  issued & outstanding (NOTE 7)   $   150,000*          $   150,000

 Common stock, no par value:
  50,000,000 shares authorized;
  issued & outstanding 1,428,253
  at 3/31/03 and 12/31/02          11,990,765            11,990,765

 Retained earnings(accum deficit) (12,218,733)          (11,494,459)
                                   ----------            ----------
TOTAL SHAREHOLDERS' EQUITY        $(   77,968)          $   646,306
                                   ----------            ----------

TOTAL LIABILITIES & EQUITY        $ 2,655,750           $ 3,291,005
                                   ==========            ==========



The accompanying notes are an integral part of these financial statements

             Animal Cloning Sciences, Inc.
          CONSOLIDATED STATEMENT OF OPERATIONS
           For the 3 Months and Year to date
                March 31, 2003 and 2002

                                   3 Months Ended      Year to Date
                                      March 31,          March 31,
                                   2003       2002     2003     2002
Revenues                     $     -0-  $    -0-  $     -0- $    -0-

General & admin. expenses      109,274   100,321    109,274   100,321
                               -------   -------    -------   -------
Income/Loss) from Operations  (109,274) (100,321)  (109,274) (100,321)

Other income/(expenses)

 SFP Geneva Bank net dividend
  income/(expenses) (NOTE 6)  ( 15,000) ( 21,700)  ( 15,000) ( 21,700)

 Translation gains (losses)        -0-       -0-        -0-       -0-
                               -------   -------    -------   -------
Gain (loss) from continuing
     operations               (124,274) (122,021)  (124,274) (122,021)

Gain (loss) from discontinued
     Discontinued operations       -0-       -0-        -0-       -0-
                               -------   -------    -------   -------
Net income (loss)            $(124,274)$(122,021) $(124,274)$(122,021)
                               =======   =======    =======   =======
Per share information:
- ----------------------
Basic (loss) per common share
 Continuing operations         $ (0.09)  $ (0.09)   $ (0.09)  $ (0.09)
                                ------    ------     ------    ------
 Discontinued operations       $ (0.00)  $ (0.00)   $ (0.00)  $ (0.00)
                                ------    ------     ------    ------
Basic weighted average number
 common stock shs outstanding 1,428,253 1,428,253  1,428,253 1,428,253
                              ========= =========  ========= =========
Diluted (loss) per common share
 Continuing operations         $ (0.03)  $ (0.03)   $ (0.03)  $ (0.03)
                                ------    ------     ------    ------
 Discontinued operations       $ (0.00)  $ (0.00)   $ (0.00)  $ (0.00)
                                ------    ------     ------    ------
Diluted weighted average number
 common stock shs outstanding 4,603,253 4,603,253  4,603,253 4,603,253
                              ========= =========  ========= =========

The accompanying notes are an integral part of these financial statements

              Animal Cloning Sciences, Inc.
          CONSOLIDATED STATEMENT OF CASH FLOWS
            For the 3 Months and Year to Date
                 March 31, 2003 and 2002

                                      3 Months Ended    Year to Date
                                      2003     2002    2003     2002
Operating Activities:                 $        $        $        $
 Net income (loss)                (124,274)(122,021) (124,274)(122,021)
Transactions not requiring cash:
 Depreciation(NOTES 1 & 2)          11,750      600    11,750      600
 Amortize capitalized R&D(NOTE 4)   19,750   19,750    19,750   19,750
 Amortization Goodwill (NOTE 4)      1,000    1,500     1,000    1,500
 Amortize DNA Lab Setup (NOTE 4)     1,680     -0-      1,680     -0-
Cash provided (used)changes in:
 Current/other assets/decr(incr)
 Current/other liab/(decr)incr
CURRENT & OTHER LIABILITIES:
  Incr/(Decr) Other Accr Liability   3,000  ( 3,000)    3,000  ( 3,000)
  Incr NP Orion/Payt Oper Exp       43,931     -0-     43,931     -0-
  Incr NP Orion/Support Services     9,000    9,000     9,000    9,000
  (Decr) NP Mortgage/Mitchell    (  11,912)    -0-  (  11,912)    -0-
  Incr SFP Bank Margin Account      15,000   21,700    15,000   21,700
  Incr  NP Officers Salaries        30,000   30,000    30,000   30,000
                                 ---------  -------  --------  -------
Net cash provided(used)Operating (   1,075)( 42,471)(   1,075)( 42,471)
                                 ---------  -------  --------  -------
Writedown/adjustment of SFP Bank
 Common Stock Investment Asset to
 Liquidation FMV (NOTE 5):
 Decr/(Credit) Asset Account     ( 600,000)    -0-  ( 600,000)    -0-
 Offset/Debit Retained Earnings    600,000     -0-    600,000     -0-
                                 ---------  -------  --------  -------
Net cash provided(used)Investing      -0-      -0-       -0-      -0-
                                 ---------  -------  --------  -------
Cash provided(used) by
 Financing activities(NOTES 1&2)
  Acquisition ranch facility          -0-  (900,000)     -0-  (900,000)
 Financing ranch facility(NOTE 7)
  Incr. Pref. Stock                   -0-   150,000      -0-   150,000
  Incr. LTD assumption 10 yr NP       -0-   750,000      -0-   750,000
                                 --------- --------  --------  -------
Net cash provided(used)Financing      -0-      -0-       -0-      -0-
                                 --------- --------  --------  --------
TOTAL NET INCREASE(DECREASE)CASH (   1,075)( 42,471)(  1,075) ( 42,471)

CASH, BEGINNING OF PERIOD            1,075   61,725    1,075    51,725
                                  --------  -------  -------   -------
CASH, END OF PERIOD              $    -0-  $ 19,254 $   -0-   $ 19,254
                                  ========  =======  =======   =======

Accompanying notes are an integral part of these financial statements

             Animal Cloning Sciences, Inc.
             CONSOLIDATED FINANCIAL NOTES
          For the 3 Months and Year To Date
                    March 31, 2003
General:

The condensed consolidated financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months and year to date periods March 31, 2003 should be read in conjunction with the financial statements and notes thereto included in this report and the prior year Animal Cloning Sciences' Annual Report on Form10-KSB for the fiscal year ended December 31, 2002.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 1. Office/R&D Lab Equipment:

                                As of 3/31/03         As of 12/31/02
                         Cost Basis Accum Depr  Cost Basis Accum Depr
 5 yr life/Office equipt  $ 14,897  $(14,897)   $ 14,897  $( 14,897)
 3 yr life/R&D Lab equipt    6,000   ( 6,000)      6,000   (  4,320)
                           -------   -------     -------    -------
             TOTAL        $ 20,897  $(20,897)   $ 20,897  $( 19,217)
                           -------   -------     -------    -------
             NET BOOK COSTS     $ -0-                 $1,680
                                ======                ======

NOTE 2. Ranch facility/acq 3/21/02:

 TOTAL Bldgs/Equipt       $400,000  $(47,000)   $400,000  $( 35,250)
                           -------   -------     -------    -------
             NET BOOK COSTS     $353,000              $364,750
                                ========               =======

NOTE 3. Ranch land/acq. 3/21/02:

 20 acres improved land         $500,000              $500,000
                                ========              ========

NOTE 4. Other Assets:

                                As of 3/31/03        As of 12/31/02
                         Cost Basis Accum Amort  Cost Basis Accum Amort
 5 yr life/Capitalized R&D $395,000 $(177,750)   $395,000   $(158,000)
 5 yr life Goodwill Capitl.  30,000  ( 13,000)     30,000    ( 12,000)
                            -------   -------     -------     -------
             TOTAL         $425,000 $(190,750)   $425,000   $(170,000)
                            -------   -------     -------     -------
             NET BOOK COSTS    $234,250                $255,000
                                =======                 =======

NOTE 5. SFP Bank Common STOCK Investment Account:

The net value of this investment for the year ending December 31, 2002 was $2,168,500.

During the 1ST Quarter ending March 31, 2003, the following liquidation to Fair Market Value adjustment writedown of the SFP Bank Common Stock was recorded:

Prior year ending balance as of 12/31/02              $ 2,168,500
Writedown/adjustment(Credit) Asset Investment Account;
 Offset debit to Retained Earnings/Prior Period        -  600,000
                                                        ---------
    Adjusted ending balance as of 3/31/03             $ 1,568,500
                                                        =========

Note 6.  Acquisition 20 acre Ranch Facility:

During the 1ST Quarter of fiscal year 2002, Animal Cloning purchased a horse ranch facility consisting of 20 acres of improved land and all of the associated buildings, horses, vehicles/farm equipment and supplies for $900,000. The financing of this transaction consisted of assuming a $750,000 10 Yr Mortgage Note Payable due on 2/7/10 to Hulven International, Ltd. plus accrued interest and the issuance of a $150,000 note payable, convertible in Animal Cloning Preferred Stock, or cash, at the option of Animal Cloning.

In addition to this, Animal Cloning assumed the $59,560 balance on a 10 year Mortgage Note Payable due 2/7/07 on the original land purchase (reclassified in 1ST quarter 3/31/03 to Long Term Liabilities). Annual payments are due on February 7 consisting of a fixed principal annual repayment amount of $11,912 plus the accrued interest on the balance outstanding during the current year. The February 7, 2003 payment was made by Animal Cloning in the amount of $16,081 ($11,912 payment of the fixed repayment amount, plus interest of $4,169).

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

Capital and Source of Liquidity. Recent operations have been funded through advances from officers in the amount of $51,094 for the 1ST quarter ending 3/31/03.

For the three month period ended March 31, 2003, Animal Cloning had no capital expenditures. For the prior year Period, March 31, 2002, there was an increase in fixed assets and land of $900,000 which was financed by $150,000 in the Company's preferred stock and assumption of a long term mortgage note payable of $750,000, resulting in a $0.00 net cash provided by financing activities for this period.

Other than the activities mentioned in the above paragraph, Animal Cloning did not pursue any other financing activities for the three months ended March 31, 2003 and 2002.

For the three months ended March 31, 2003 and 2002, the Company did not pursue any investing activities.

Results of Operations. For the three months ended March 31, 2003 and 2002, Animal Cloning has not received any revenues from operations.

General and administrative expenses for the three months ended March 31, 2003 were $109,274, resulting in a (loss) from operations of ($124,274) which includes SFP Geneva Bank other expenses of $15,000 associated with the bank investment margin account of $2,168,500.

Following is a summary of expenses for 3 months ending 3/31/03:

Admin/Legal/Accounting Services                       $  5,200
Amortization Expense Capitalized R&D/Goodwill           22,430
Depreciation Expense Ranch Facility                     11,750
Ranch Operating Expenses/DNA R&D Expenses               18,000
Communications Expenses (Phone, Fax, Internet)           1,950


General Office Expenses/Supplies                         3,175
Accrual Officers/Directors Salaries/Fees                30,000
Accrual FY2002 Year End Audit Fees                       3,000
Accrual Support Services                                 9,000
SFP Bank Expenses                                       15,000
Mortgage Interest Expense                                4,169
Misc. Other                                                600
                                                       -------
        TOTAL GENERAL AND ADMINISTRATIVE EXPENSES     $124,274
                                                       =======

For the three months ended March 31, 2003, Animal Cloning had increases/(decreases) of:
  $ 3,000 increase in Other Accrued liabilities;
  $43,931 increase in NP/Operating Expenses paid by Orion;
  $ 9,000 increase in Notes Payable/Administrative Services; ($11,912)(decrease) in Ranch Mortgage Liability-2/7/03 payment on Mitchell/Cowan Long Term Note;
  $15,000 increase in SFP Margin Account; and,
  $30,000 in Accrued Officers' Salaries.
Net cash (used) by operations was ($1,075) for the period.

Net (loss) for the three months ended March 31, 2003 was $(124,474).

General and administrative expenses were $122,021 for the three months ended March 31, 2002 consisting of the following categories:

Admin/Legal/Accounting Services                       $ 14,900
Amortization Expense Capitalized R&D/Goodwill           21,850
Depreciation Expense Ranch Facility                        -0-
Operating Expenses DNA/R&D Lab                           4,842
Communications Expenses (Phone, Fax, Internet)           5,836
General Office Expenses & Supplies                       8,064
Accrual Officers/Directors Salaries/Fees                30,000
Accrual FY2001 Year End Audit Fees                       4,500
Accrual Support Services                                 9,000
SFP Bank expenses                                       21,700
Misc. Other                                              1,329
                                                       -------
        TOTAL GENERAL AND ADMINISTRATIVE EXPENSES     $122,021
                                                       =======

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



Date:  May 12, 2003
By: /s/Dempsey K. Mork
(Chief Executive Officer and duly authorized officer/director)

               CERTIFICATIONS

I, Dempsey Mork, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Animal Cloning Sciences, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to theperiod covered by this quarterly report;

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

Date:  May 12, 2003
/s/Dempsey Mork
- --------------------------
Dempsey Mork
Chief Executive Officer