Form 10QSB
period 2003-06-30
ANIMAL CLONING SCIENCES INC
filed 2003-09-09
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

            WASHINGTON, D.C. 20549
                 FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

         Commission File Number 0-22934

         Animal Cloning Sciences, Inc.
    (Exact Name of Small Business Issuer as
          specified in its Charter)

         Washington                                  91-1268870
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number


829 Francis Drive, Palm Springs, CA                   92262
(Address of principal executive offices)           (Zip Code)

                 (760) 322-9277

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

Common Stock, no par value                    1,428,253
Title of Class                             Number of Shares
                                   Outstanding at June 30, 2003

Item 1. Financial Statements.

         Animal Cloning Sciences, Inc.
         CONSOLIDATED BALANCE SHEET

                                      June 30            December 31,
                                       2003                 2002
                      ASSETS
CURRENT ASSETS:
 Cash                             $       -0-            $    1,075
                                    ---------             ---------
  Total current assets            $       -0-                 1,075
                                    ---------             ---------
INVESTMENTS:
 SFP BANK Common stock (NOTE 5)   $ 1,568,500            $2,168,500
                                    ---------             ---------
PLANT, PROPERTY and EQUIPMENT:
 Office/R-D lab equipment(NOTE 1)
 Capitalized Costs                 $   20,897            $   20,897

  Less accumulated depreciation    (   20,897)           (   19,217)
                                    ---------             ---------
 Net Office and R-D Lab Equipment  $      -0-            $    1,680
                                    ---------             ---------
 RANCH FACILITY (NOTE 2):
  Property: Buildings, horses,
   vehicles, equipment and supplies
  Capitalized costs                $  400,000*           $  400,000
   Less accumulated depreciation   (   58,750)           (   35,250)
                                    ---------             ---------
  Net Ranch Facility               $  341,250            $  364,750
                                    ---------             ---------
LAND (NOTE 3)                      $  500,000*           $  500,000
                                    ---------             ---------
OTHER ASSETS:(NOTE 4)
 Capitalized R-D/medical data base $  395,000            $  395,000
  Less accumulated amortization    (  197,500)           (  158,000)
                                    ---------             ---------
 Net Capitalized R and D           $  197,500            $  237,000

 Goodwill/Capitalized R and D      $   30,000            $   30,000
  Less accumulated amortization    (   14,000)           (   12,000)
                                    ---------             ---------
 Net Goodwill/Capitalized R&D      $   16,000            $   18,000
                                    ---------             ---------
  Total net other assets           $  213,500            $  255,000
                                    ---------             ---------
TOTAL ASSETS                       $2,623,250            $3,291,005
                                   ==========            ==========




Balance Sheet; Continued


            LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

 Investment margin account (NOTE 6)$  706,338           $   676,338
 Accounts payable                      16,943                16,943
 Other accrued liabilities             39,000                33,000
 Note payable/salaries officers       960,000               900,000
 Note payable/Orion Payt Oper Exp     161,639                89,858
 Note payable/Orion Support Services  135,000               117,000
 Minority interest                      2,000                 2,000
                                    ---------             ---------
  Total current liabilities       $ 2,020,920           $ 1,835,139
                                    ---------             ---------
Long term liability/purchase ranch
 facilities; assumed mortgages 10Yr
 Note Payable, Hulven due 2/1/10      750,000*              750,000
 Mitchell/Cowan NP 2/6/07 (NOTE 6)     47,648                59,560
                                    ---------             ---------
  Total long term liabilities     $   797,648           $   809,560
                                    ---------             ---------
TOTAL LIABILITIES                 $ 2,818,568           $ 2,644,699
                                    ---------             ---------

SHAREHOLDERS' EQUITY

 Preferred stock, no par value:
  1,000,000 shares authorized;
  issued and outstanding (NOTE 7) $   150,000*          $   150,000

 Common stock, no par value:
  50,000,000 shares authorized;
  issued and outstanding 1,428,253 11,990,765            11,990,765

 Retained earnings(accum deficit) (12,336,083)          (11,494,459)
                                   ----------            ----------
TOTAL SHAREHOLDERS' EQUITY       $(   195,318)         $    646,306
                                   ----------            ----------

TOTAL LIABILITIES and EQUITY     $  2,623,250          $  3,291,005
                                   ==========            ==========


The accompanying notes are an
integral part of these financial
statements

             Animal Cloning Sciences, Inc.
          CONSOLIDATED STATEMENT OF OPERATIONS
           For the 3 and 6 Months Year to date
                 June 30, 2003 and 2002

                                  3 Months Ended  6 Months Yr to Date
                                     June 30,           June 30,
                                 2003     2002       2003      2002
Revenues                      $    -0-  $    -0-  $     -0- $    -0-

General and admin. expenses    102,350   108,401    211,624   208,722
                               -------   -------    -------   -------
Income/Loss) from Operations  (102,350) (108,401)  (211,624) (208,722)

Other income/(expenses)

 SFP Geneva Bank net of dividend
  income/(expenses) (NOTE 6)  ( 15,000) ( 50,881)  ( 30,000) ( 72,581)

 Translation gains (losses)        -0-       -0-        -0-       -0-
                               -------   -------    -------   -------
Gain (loss) from continuing
     operations               (117,350) (159,282)  (241,624) (281,303)

Gain (loss) from discontinued
     Discontinued operations       -0-       -0-        -0-       -0-
                               -------   -------    -------   -------
Net income (loss)            $(117,350)$(159,282) $(241,624)$(281,303)
                               =======   =======    =======   =======

Per share information:
--------------------------
Basic (loss) per common share
 Continuing operations         $ (0.08)  $ (0.11)   $ (0.17)  $ (0.20)
                                ------    ------     ------    ------
 Discontinued operations       $ (0.00)  $ (0.00)   $ (0.00)  $ (0.00)
                                ------    ------     ------    ------
Basic weighted average number
 common stock shs outstanding 1,428,253 1,428,253  1,428,253 1,428,253
                              ========= =========  ========= =========
Diluted (loss) per common share
 Continuing operations         $ (0.02)  $ (0.03)   $ (0.05)  $ (0.06)
                                ------    ------     ------    ------
 Discontinued operations       $ (0.00)  $ (0.00)   $ (0.00)  $ (0.00)
                                ------    ------     ------    ------
Diluted weighted average number
 common stock shs outstanding 4,603,253 4,603,253  4,603,253 4,603,253
                              ========= =========  ========= =========

The accompanying notes are an
integral part of these financial
statements

              Animal Cloning Sciences, Inc.
          CONSOLIDATED STATEMENT OF CASH FLOWS
            For 3 and 6 months Year to Date
                 June 30, 2003 and 2002

                                      3 Months Ended   6 Mos Yr To Date
                                      2003     2002     2003      2002
   <s>                                <c>      <c>      <c        <c>
Operating Activities:                 $         $         $        $

 Net income (loss)                (117,350)(159,282) (241,624)(281,303)
Transactions not requiring cash:
 Depreciation(NOTES 1 & 2)          11,750   12,810    23,500   13,410
 Amortize capitalized R-D(NOTE 4)   19,750   19,750    39,500   39,500
 Amortization Goodwill (NOTE 4)      1,000    1,500     2,000    3,000
 Amortize DNA Lab Setup (NOTE 4)       -0-     -0-      1,680     -0-
Cash provided (used) changes in:
 Current/other assets/decr(incr)
 Current/other liab/(decr)incr
CURRENT and OTHER LIABILITIES:
  Incr/(Decr) Other Accr Liability   3,000    3,000     6,000    6,000
  Incr NP Orion/Payt Oper Exp       27,850   14,300    71,781    8,300
  Incr NP Orion/Support Services     9,000    9,000    18,000   18,000
  (Decr) NP Mortgage/Mitchell          -0-)    -0-  (  11,912)    -0-
  Incr SFP Bank Margin Account      15,000   50,881    30,000   72,581
  Incr  NP Officers Salaries        30,000   30,000    60,000   60,000
                                 ---------  -------  --------  -------
Net cash provided(used)Operating (     -0-)( 18,041)(   1,075)( 60,512)
                                 ---------  -------  --------  -------
Writedown/adjustment of SFP Bank
 Common Stock Investment Asset to
 Liquidation FMV (NOTE 5):

 Decr/(Credit) Asset Account     (     -0-)    -0-  ( 600,000)    -0-
 Offset/Debit Retained Earnings        -0-     -0-    600,000     -0-
                                 ---------  -------  --------  -------
Net cash provided(used)Investing      -0-      -0-       -0-      -0-
                                 ---------  -------  --------  -------
Cash provided(used) by
 Financing activities(NOTES 1 and 2)
  Acquisition ranch facility          -0-  (900,000)     -0-  (900,000)
 Financing ranch facility(NOTE 7)
  Incr. Pref. Stock                   -0-   150,000      -0-   150,000
  Incr. LTD assumption 10 yr NP       -0-   750,000      -0-   750,000
                                 --------- --------  --------  -------
Net cash provided(used)Financing      -0-      -0-       -0-      -0-
                                 --------- --------  --------  --------
TOTAL NET INCREASE(DECREASE)CASH      -0-  ( 18,041)(  1,075) ( 60,512)

CASH, BEGINNING OF PERIOD             -0-    19,254    1,075    61,725
                                  --------  -------  -------   -------
CASH, END OF PERIOD              $    -0-  $  1,213 $   -0-   $  1,213
                                  ========  =======  =======   =======

Accompanying notes are an integral part of these financial statements

             Animal Cloning Sciences, Inc.
             CONSOLIDATED FINANCIAL NOTES
          For the 3 and 6 Months Year to Date
                     June 30, 2003
General:


The condensed consolidated
financial statements of Animal
Cloning Sciences, Inc. included
herein, have been prepared
without audit pursuant to the
rules and regulations of the
Securities and Exchange
Commission.  Although certain
information normally included in
financial statements prepared in
accordance with generally
accepted accounting principles
has been condensed or omitted,
Animal Cloning Sciences believes
that the disclosures are adequate
to make the information presented
not misleading.  The condensed
financial statements for the 3
and 6 months year to date periods
June 30, 2003 should be read in
conjunction with the financial
statements and notes thereto
included in this report and the
prior year Animal Cloning
Sciences' Annual Report on Form
10-KSB for the fiscal year ended
December 31, 2002.

The condensed consolidated
financial statements included
herein reflect all normal
recurring adjustments that, in
the opinion of management, are
necessary for fair presentation.
The results for the interim
period are not necessarily
indicative of trends or of
results to be expected for a full
year.

NOTE 1. Office/R&D Lab Equipment:

                             As of 6/30/03          As of 12/31/02
                         Cost Basis Accum Depr  Cost Basis Accum Depr
 5 yr life/Office equipt  $ 14,897  $(14,897)   $ 14,897  $( 14,897)
 3 yr life/R&D Lab equipt    6,000   ( 6,000)      6,000   (  4,320)
                           -------   -------     -------    -------
             TOTAL        $ 20,897  $(20,897)   $ 20,897  $( 19,217)
                           -------   -------     -------    -------
             NET BOOK COSTS     $ -0-                 $1,680
                                ======                ======

NOTE 2. Ranch facility/acq 3/21/02:

 TOTAL Bldgs/Equipt       $400,000  $(58,750)   $400,000  $( 35,250)
                           -------   -------     -------    -------
             NET BOOK COSTS     $341,250              $364,750
                                ========               =======

NOTE 3. Ranch land/acq. 3/21/02:

 20 acres improved land         $500,000              $500,000
                                ========              ========

NOTE 4. Other Assets:

                                As of 6/30/03        As of 12/31/02
                         Cost Basis Accum Amort  Cost Basis Accum Amort
 5 yr life/Capitalized R-D $395,000 $(197,500)   $395,000   $(158,000)
 5 yr life Goodwill Capital. 30,000  ( 14,000)     30,000    ( 12,000)
                            -------   -------     -------     -------
             TOTAL         $425,000 $(211,500)   $425,000   $(170,000)
                            -------   -------     -------     -------
             NET BOOK COSTS    $213,500                $255,000
                                =======                 =======

NOTE 5. SFP Bank Common STOCK Investment Account:

The net value of this investment
for the year ending December 31,
2002 was $2,168,500.

During the 1ST Quarter ending
March 31, 2003, the following
liquidation to Fair Market Value
adjustment write down of the SFP
Bank Common Stock was recorded:

Prior year ending balance as of 12/31/02              $ 2,168,500
Writedown/adjustment(Credit) Asset Investment Account;
 Offset debit to Retained Earnings/Prior Period           600,000
                                                        ---------
    Adjusted ending balance as of 6/30/03             $ 1,568,500
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

In addition to this, Animal
Cloning assumed the $59,560
balance on a 10 year Mortgage
Note Payable due 2/7/07 on the
original land purchase
(reclassified in 1ST quarter
3/31/03 to Long Term
Liabilities).  Annual payments
are due on February 7 consisting
of a fixed principal annual
repayment amount of $11,912 plus
the accrued interest on the
balance outstanding during the
current year.  The February 7,
2003 payment was made by Animal
Cloning in the amount of $16,081
($11,912 payment of the fixed
repayment amount, plus interest
of $4,169).  Principal Loan
Balance was $47,648 after the
Feb. 7, 2003 payment made by
Animal Cloning.

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

Capital and Source of Liquidity.
Current year operations have been
funded through advances from
officers in the amount of $71,781
for the 6 month period ending
6/30/03.

For the 3 and 6 month periods
ended June 30, 2003, Animal
Cloning had no capital
expenditures.  For the prior year
Period, March 31, 2002, there was
an increase in fixed assets and
land of $900,000 which was
financed by $150,000 in the
Company's preferred stock and
assumption of a long term
mortgage note payable of
$750,000, resulting in a $0.00
net cash provided by financing
activities for this period.

Other than the activities
mentioned in the above paragraph,
Animal Cloning did not pursue any
other financing activities for
the 3 and 6 month periods ended
June 30, 2003 and 2002.

For the 3 and 6 month periods
ended June 30, 2003 and 2002, the
Company did not pursue any
investing activities.

Results of Operations.  For the 3
and 6 month periods ended June
30, 2003 and 2002, Animal Cloning
has not received any revenues
from operations.

General and administrative
expenses for the three months
ended June 30, 2003 were
$102,350, resulting in a (loss)
from operations of ($117,350)
which includes SFP Geneva Bank
other expenses of $15,000
associated with the bank
investment margin account of
$706,338.

Following is a summary of expenses for 3 months ending 6/30/03:

Admin/Legal/Accounting Services                       $  5,200
Amortization Expense Capitalized R&D/Goodwill           20,750
Depreciation Expense Ranch Facility                     11,750
Ranch Operating Expenses/DNA R&D Expenses               18,000
Communications Expenses (Phone, Fax, Internet)           1,950
General Office Expenses/Supplies                         2,400
Accrual Officers/Directors Salaries/Fees                30,000
Accrual FY2002 Year End Audit Fees                       3,000
Accrual Support Services                                 9,000
SFP Bank Expenses                                       15,000
Mortgage Interest Expense                                  -0-
Misc. Other                                                600
                                                       -------
        TOTAL EXPENSES                                $117,350
                                                       =======

For the three months ended June
30, 2003, Animal Cloning had
increases/(decreases) of:
  $ 3,000 increase in Other
Accrued liabilities;
  $43,931 increase in
NP/Operating Expenses paid by
Orion;
  $ 9,000 increase in Notes
Payable/Administrative Services;
 ($11,912)(decrease) in Ranch
Mortgage Liability-2/7/03
            payment on
Mitchell/Cowan Long Term Note;
  $15,000 increase in SFP Margin
A; and,
  $30,000 in Accrued Officers'
Salaries.
Net cash (used) by operations was
for the period was ($-0-).

Net (loss) for the three months
ended June 30, 2003 was
$(117,350).

General and administrative
expenses were $159,282 for the
three months ended June 30, 2002
consisting of the following
categories:

Admin/Legal/Accounting Services                       $  4,000
Amortization Expense Capitalized R and D/Goodwill       21,250
Depreciation Expense Ranch Facility                     11,750
Operating Expenses DNA/R&D Lab                           1,529
Communications Expenses (Phone, Fax, Internet)           5,310
General Office Expenses and Supplies                     3,992
Accrual Officers/Directors Salaries/Fees                30,000
Accrual FY2001 Year End Audit Fees                       4,500
Accrual Support Services                                 9,000
SFP Bank expenses                                       76,555
SFP Bank Dividend Income credited to our accounts      (25,674)
Ranch Operating Expenses                                17,070
                                                       -------
        TOTAL NET EXPENSES                            $159,282
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

SUBSEQUENT EVENTS

Animal Cloning Sciences, Inc.
disposed of its real estate
holdings during the month of
August 2003.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls
and Procedures

The Chief Executive Officer and
the Chief Financial Officer of
the Company have made an
evaluation of the disclosure
controls and procedures relating
to the quarterly report on Form
10QSB for the period ended June
30, 2003 as filed with the
Securities and Exchange
Commission and have judged such
controls and procedures to be
effective as of June 30, 2003
(the evaluation date).

There have not been any
significant changes in the
internal controls of the Company
or other factors that could
significantly affect internal
controls relating to the Company
since the evaluation date.

               SIGNATURES


Pursuant to the requirements of
the Securities Exchange Act of
1934, the Registrant has duly
caused this report to be signed
on its behalf by the undersigned
thereunto duly authorized.



Date:  August 15, 2003
By: /s/Dempsey K. Mork
(Chief Executive Officer and duly authorized officer/director)

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

Date:  August 15, 2003
/s/Dempsey Mork
- - --------------------------
Dempsey Mork
Chief Executive Officer