Form 10QSB
period 2003-09-30
ANIMAL CLONING SCIENCES INC
filed 2003-11-25
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C. 20549

                 FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                    1,428,253
Title of Class                             Number of Shares
                                   Outstanding at September 30, 2003

GENERAL COMMENTS

Animal Cloning Sciences has been working for the past two years with the United States Department of Agriculture to obtain approval to import frozen equine embryos.

The Company has been actively working in a joint venture operation with an Italian research company who would create the embryo, freeze it and export it to us for implanting into Animal Cloning's mares. The
Department of Agriculture had ensured us that they would grant us a permit for importing these frozen embryos.

Animal Cloning encountered several delays in securing permits for importing these embryos. We continued our development efforts based on the assurances from the Department of Agriculture that they would eventually grant us our permit for importing frozen equine embryos.

The Department of Agriculture recently informed Animal Cloning that the permit would not be forthcoming, and, they further advised us that they had just passed a regulation forbidding the importation of animal embryos into the United States. As a result of these happenings, Animal Cloning has discontinued operations and its equine cloning efforts.

In view of these latest actions by the Government, the Company sold its Ranch Operations in the 3rd quarter, 2003, which resulted in an overall Net Income Credit of $<31,398> which is reflected in the Animal Cloning Sciences' Financial Statements for the 3rd Quarter 10Q dated September 30, 2003.

Item 1. Financial Statements.

         Animal Cloning Sciences, Inc.
         CONSOLIDATED BALANCE SHEET


                                    Sept. 30,    June 30,    Dec. 31,
                                      2003         2003        2002
                      ASSETS
CURRENT ASSETS:
 Cash                             $       -0-  $    -0-    $    1,075
                                    ---------   ---------   ---------
  Total current assets            $       -0-  $    -0-    $    1,075
                                    ---------   ---------   ---------
INVESTMENTS: (NOTE 2)
  SFP BANK common stock           $       -0-  $1,568,500  $2,168,500
                                    ---------   ---------   ---------
RANCH FACILITY:  (NOTE 1)
  Buildings, equipment, horses     $      -0-  $  400,000  $  400,000

  Less accumulated depreciation           -0-   <  58,750>  <  35,250>)
                                    ---------   ---------   ---------
   Net book value-fixed assets     $      -0-  $  341,250  $  364,750

  Land                                    -0-     500,000     500,000
                                    ---------   ---------   ---------
TOTAL RANCH FACILITY               $      -0-  $  841,250  $  864,750
                                    ---------   ---------   ---------
OTHER ASSETS:
 Capitalized R&D/Goodwill          $      -0-  $  425,000  $  425,000
  Less accumulated amortization           -0-   < 211,500>  < 170,000>
                                    ---------   ---------   ---------
 Net Capitalized R&D/Goodwill      $      -0-  $  213,500  $  255,000
                                    ---------   ---------   ---------
 R&D DNA Lab/Net Book Value        $      -0-  $      -0-  $    1,680
                                    ---------   ---------   ---------

TOTAL ASSETS                       $      -0-  $2,623,250  $3,291,005
                                   ==========   =========   =========

The accompanying notes are an integral part of these financial statements.










Balance Sheet; Continued

LIABILITIES & SHAREHOLDERS' EQUITY

                                     Sept. 30,    June 30,    Dec. 31,
                                       2003         2003        2002
LIABILITIES:  (NOTES 1, 2 and 3)

 Investment margin account         $      -0-  $   706,338 $   676,338
 Accounts payable                         -0-       16,943      16,943
 Other accrued liabilities                -0-       39,000      33,000
 Minority interest/SFD Subsidiary		-0-        2,000       2,000
 Note payable operating expense           -0-      296,639     206,858
 Convertible Note/Officers' Fees      645,000      960,000     900,000
 Note Payable Hulven/Ranch Acq.           -0-      750,000     750,000
 Note Payable/Mortgage			 	-0-       47,648      59,560
                                    ---------   ----------  ----------
  Total Liabilities               $   645,000  $ 2,818,568 $ 2,644,699
                                    ---------   ----------  ----------

SHAREHOLDERS' EQUITY

 Preferred stock, no par value:
  1,000,000 shares authorized;
  issued and outstanding          $   150,000  $   150,000     150,000

 Common stock, no par value:
  50,000,000 shares authorized;
  issued and outstanding 1,428,253 11,990,765   11,990,765  11,990,765

 Retained earnings(accum deficit) <12,785,765> <12,336,083><11,494,459>
                                   ----------   ----------  ----------
TOTAL SHAREHOLDERS'EQUITY(DEFICIT)<   645,000> <   195,318>    646,306
                                   ----------   ----------  ----------
TOTAL LIABILITIES and EQUITY     $        -0-  $ 2,623,250 $ 3,291,005
                                   ==========   ==========  ==========



The accompanying notes are an integral part of these financial
Statements.

             Animal Cloning Sciences, Inc.
          CONSOLIDATED STATEMENT OF OPERATIONS
           For the 3 and 9 Months Year to date
               September 30, 2003 and 2002

                                 3 Months Ended   9 Months Yr to Date
                                     Sept. 30,          Sept. 30,
                                 2003       2002       2003      2002
Revenues                      $    -0-  $    -0-  $     -0- $    -0-

EXPENSES:  (NOTE 4)
General and admin. expenses      60,016   109,331    267,471   318,053
                                -------   -------    -------   -------
Income/Loss) from Operations  $< 60 016> <109,331>  <267,471> <318,053>

Other income/(expenses)

 SFP Geneva Bank (expenses) net
  Of dividend income          < 43,662>  < 23,181>  < 73,662> < 95,762>

 Other income(expenses)       <346,004>       -0-   <350,173> <    -0->
                               -------    -------    -------   -------
Gain (loss) from continuing
     operations               <449,682>  <132,512>  <691,306> <413,815>

Gain (loss) from discontinued
     Discontinued operations       -0-        -0-        -0-       -0-
                               -------   -------    -------   --------
Net income (loss)            $<449,682>$<132,512> $<691,306> $<413,815>
                               =======   =======    =======   ========
Per share information:
--------------------------
Basic (loss) per common share
 Continuing operations         $ <0.31>  $ <0.09>   $ <0.48>  $ <0.29>
                                ------    ------     ------    ------
 Discontinued operations       $ <0.00>  $ <0.00>   $ <0.00>  $ <0.00>
                                ------    ------     ------    ------
Basic weighted average number
 common stock shs outstanding 1,428,253 1,428,253  1,428,253 1,428,253
                              ========= =========  ========= =========
Diluted (loss) per common share
 Continuing operations         $ <0.10>  $ <0.03>   $ <0.15>  $ <0.09>
                                ------    ------     ------    ------
 Discontinued operations       $ <0.00>  $ <0.00>   $ <0.00>  $ <0.00>
                                ------    ------     ------    ------
Diluted weighted average number
 common stock shs outstanding 4,603,253 4,603,253  4,603,253 4,603,253
                              ========= =========  ========= =========

The accompanying notes are an integral part of these financial statements

              Animal Cloning Sciences, Inc.
          CONSOLIDATED STATEMENT OF CASH FLOWS
            For 3 and 9 months Year to Date
              September 30, 2003 and 2002

                                     3 Months Ended   9 Mos Yr To Date
                                      2003     2002     2003      2002
   <s>                                <c>      <c>      <c        <c>
Operating Activities:                 $         $         $        $
Net income (loss)                 <449,682><132,512> <691,306><413,815>
Transactions not requiring cash:
 Depreciation                          -0-   12,810    23,500   26,220
 Amortize capitalized R-D              -0-   19,750    39,500   59,250
 Amortization Goodwill                 -0-    1,500     2,000    4,500
 Amortize DNA Lab Setup                -0-     -0-      1,680     -0-
Cash provided (used) changes in:
 Current/other assets/decr(incr)
 Current/other liab/(decr)incr
CURRENT and OTHER ASSETS:
  SFP Investments (Incr)/Decr    1,568,500     -0-  1,568,500      -0-
  Sale of Ranch Facility Decr    1,054,750     -0-  1,054,750      -0-
CURRENT and OTHER LIABILITIES:
  Incr/(Decr) Accounts Payable  <   16,943>    -0- <   16,943>  12,800
  Incr/(Decr) Other Accr Liab,  <   39,000> 45,133 <   33,000>  64,633
  Incr/(Decr) Minority Interest <    2,000>    -0- <    2,000>     -0-
  Incr/ (Decr) NP Oper. Exp.    <  296,939>    -0- <  206,858>     -0-
  (Decr) NP Mortgage/Mitchell   <   47,648>    -0- <   59,560>     -0-
  Incr/(Decr)SFP Bank Margin Act<  706,338> 23,181 <  676,338>  95,762
  Incr/(Decr)NP Officers Fees   <  315,000> 30,000 <  255,000>  90,000
  Incr/(Decr)NP HULVEN          <  750,000>    -0- <  750,000>     -0-
                                 ---------  -------  --------  -------
Net cash provided(used)Oper,           -0- <   138><    1,075>< 60,650>
                                 ---------  -------  --------  -------
Net cash provided(used)Investing       -0-     -0-        -0-     -0-
                                 ---------  -------  --------  -------
Cash provided(used) by
 Financing activities
  Acquisition ranch facility          -0-       -0-      -0-  (900,000)
 Financing ranch facility
  Incr. Pref. Stock                   -0-       -0-      -0-   150,000
  Incr. LTD assumption 10 yr NP       -0-       -0-      -0-   750,000
                                 --------- --------  --------  -------
Net cash provided(used)Financing      -0-       -0-      -0-      -0-
                                 --------- --------  --------  -------
TOTAL NET INCREASE(DECREASE)CASH      -0-  <    138><  1,075> < 60,650>

CASH, BEGINNING OF PERIOD             -0-     1,213    1,075    61,725
                                  --------  -------  -------   -------
CASH, END OF PERIOD              $    -0-  $  1,075 $    -0-  $  1,075
                                  ========  =======  =======   =======

Accompanying notes are an integral part of these financial statements.

             Animal Cloning Sciences, Inc.
             CONSOLIDATED FINANCIAL NOTES
          For the 3 and 9 Months Year to Date
                  September 30, 2003
General:

The condensed consolidated financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the 3 and 9 months year to date periods Sept. 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, the prior quarterly 10QSB reports dated March 31 and June 30, 2003, and, the prior year end Animal Cloning Sciences' Annual Report on Form10-KSB for the fiscal year ended December 31, 2002.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 1. Liquidation of Animal Cloning Ranch Operations & Facilities.

A) ACQUISITION OF RANCH OPERATIONS:
The ranch operations and facilities were purchased in the 1st quarter of 2002 and consisted of the following financial transactions:

Acquisition Costs
	Buildings, Equipment, Horses				$400,000
	Land								 500,000
								 -------
  TOTAL							$900,000
								 =======
Financing of acquisition:
	Assumption of Hulven Note				$750,000
	Issuance of Animal Cloning Preferred Stock       150,000
									 -------
	  TOTAL							$900,000
									 =======


B) SALE OF RANCH:
The ranch operations and facilities were sold in the 3rd quarter of 2003 and consisted of the following financial transactions:

Sale of ranch assets:
	Buildings, Equipment, Horses			$400,000
	Land							 500,000
								 -------
	  TOTAL						$900,000
								 =======
Other Income <credit> for recapture of depreciation $<58,750>.*

Liquidation of encumbrances/net proceeds:
	Hulven Note 10Yr NP due 2/1/10		$750,000
	Ranch Mortgage 10Yr NP due 2/6/07		  47,648
	Escrow closing expenses				   4,902
	Cash proceeds/payoff operating expenses     70,098
	Book loss on sale of ranch			  27,352*
								 -------
	  TOTAL						$900,000
								 =======
C) TOTAL NET <INCOME> ON SALE OF RANCH:
	Income<credit>depreciation recapture (see above) $<58,750>*
	Book loss on sale of ranch (see above)             27,352**
								        -------
	  TOTAL NET <INCOME>			             $<31,398>
								        =======

NOTE 2. Sale of SFP $1,568,500 Bank Investments.

The $1,568,500 SFP Bank Common Stocks were sold and used to liquidate all of the liabilities which amounted to $1,193,500 and a partial payoff of $375,000 on the 9/30/03 Note Payable-Accrued Officers Fees of $1,020,000, leaving a remaining balance of $645,000.

NOTE 3. Note Payable Officers Fees of $645,000.

The above Note Payable was converted to a Convertible Note for Animal Cloning Sciences Common Stock Shares at the end of the current fiscal year ending December 31, 2003 based on the closing rate per share on December 31, 2003.

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

Based on the recent adverse rulings by the U.S. Department of Agriculture in refusing to grant Animal Cloning an Import License for the transfer of live equine embryos and the passing of legislative bills forbidding the cloning of animals, Animal Cloning has been forced to abandon its business operations in equine cloning.

The Board of Directors in a meeting approved the sale of the ranch facilities and the liquidation of all assets and liabilities. This was accomplished during the 3RD Quarter of 2003.

Following is a summary of expenses for 3 and 9 months ending 9/30/03:

                                               Periods Ending 9/30/03
                                                Qtr 3 Mon  YTD 9 Mon
                                                ---------  ---------
Admin/Legal/Accounting Services                $   -0-     $ 10,400
Amortization Expense Capitalized R&D/Goodwill      -0-       43,180
Depreciation Expense Ranch Facility                -0-       23,500
DNA R&D Expenses                                   -0-       17,400
Ranch Operating Expenses, Materials, Supplies      -0-       18,600
Communications Expenses (Phone, Fax, Internet)     -0-        3,900
General Office Expenses/Supplies                     16       6,491
Accrual Officers/Directors Fees                  60,000     120,000
Accrual FY2002 Year End Audit Fees                 -0-        6,000
Accrual Support Services                           -0-       18,000
SFP Bank Expenses                                43,662      73,662
Mortgage Interest Expense                          -0-        4,169
Consulting Fees                                 159,000     159,000
Write-off balance of Capitalized R&D/Goodwill   213,500     213,500
Misc. Other/Escrow Closing Expenses               4,902       4,902
Net Other Income/<credit> on Sale of Ranch:
    Depreciation Recapture <Credit>  $<58,750>
    Book Loss on Sale of Ranch         27,352  < 31,398>   < 31,398>
                                       ------   -------     -------
        TOTAL EXPENSES                         $449,682    $691,306
                                                =======     =======

Increases/(decreases) in liabilities and assets has been reflected in the detail Consolidated Statement of Cash flows for the 3 and 9 months ended September 30, 2003, Animal Cloning. Net cash provided/(used) by operations for the periods was ($-0-).

Net (loss) for the 3 and 9 months ended September 30, 2003 was
$(449,682) and $(691,306) respectively.

General and administrative expenses for the 3 and 9 months ended
September 30, 2002 consisted of the following categories:

                                               Periods Ending 9/30/02
                                                Qtr 3 Mon  YTD 9 Mon
                                                ---------  ---------
Admin/Legal/Accounting Services                 $  6,000   $ 19,200
Amortization Capitalized R&D/Goodwill             21,250     63,750
Depreciation Expense Ranch Facility               11,750     23,500
Operating Expenses DNA/R&D Lab                    14,215     42,645
Communications Expenses (Phone/Fax/Internet)       5,310     12,000


G and A Expenses period ended September 30, 2002, continued:

                                                Qtr 3mon   YTD 9 Mon
                                                --------   ---------
General Office Expenses & Supplies              $  3,992   $ 29,977
Accrual Officers/Directors Fees                   30,000     90,000
Accrual FY2001 Year End Audit Fees                 4,500      9,000
Accrual Support Services                           9,000     27,000
Misc. Other Expenses                               3,314        981
                                                 -------    -------
        TOTAL NET EXPENSES                      $109,931   $318,053
                                                 =======    =======



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



Date:  November 19, 2003
By: /s/Dempsey K. Mork
(Chief Executive Officer and duly authorized officer/director)

               CERTIFICATIONS

I, Dempsey K. Mork, certify that:

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2003

/s/Dempsey Mork
Dempsey Mork
Chief Executive Officer

                     CERTIFICATION
I, Norbert LeBoeuf, certify that:

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:  November 14, 2003

Date:  November 19, 2003
/s/ Norbert LeBoeuf,
Chief Financial Officer