Form 10KSB
period 2003-12-31
ANIMAL CLONING SCIENCES INC
filed 2004-02-13
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                         FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 [x]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to Commission file number 0-22934
           ANIMAL CLONING SCIENCES, INC.
          (Exact name of small business issuer
                 in its charter)

Washington                                   91-1268870
(State or other jurisdiction                 IRS Information
of incorporation or organization)            Identification No.

829 FRANCIS DRIVE, PALM SPRINGS, CA    92262
(Address of principal
  executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 760-322-9277

Securities registered pursuant to Section 12(b) of the Act:
Preferred Stock, no par value:  None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value.

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

State issuer's revenues for its most recent fiscal year: $0.00. The aggregate market value of the voting stock held by non-affiliates of the registrant was $114,260 based upon the average of the bid and asked price of the Common Stock of $.08 as of December 31, 2003. The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2003: Common Stock, No Par Value - 1,428,253 shares

                         PART I

Item 1. Description of Business. Animal Cloning Sciences, Inc. was incorporated on August 16, 1984 in the state of Washington under the name Gold Valley, Inc. On October 4, 1993 the company's shareholders authorized the issuance of preferred stock, adopted a Stock Option Plan and ratified a reverse stock split.

On November 14, 2000, the Company changed its name to Animal Cloning Sciences, Inc. to reflect the direction of the firm's efforts. The Company had been conducting research on cloning horses and evaluating license agreements to distribute equine DNA for equine clones. The Company was focusing its research on a cloning method that would lend itself to commercialization of equine cloning.

Recently, the Company was informed by the USDA that its license to import frozen embryos, which was expected to be issued, would not be forthcoming because of concerns arising out of 9-11, As a result, the Company ceased its efforts at cloning and disposed of assets used for cloning.

The Company's goal had been to perfect the following methods:
     1) A method of extracting immature occyts from equine ovaries and growing the immature occyts to mature occyts suitable for nuclear transfer;
     2) A method of nuclear transfer utilizing an incubated occyte and previously cryo-preserved DNA; and,
     3) A method of freezing cloned embryos to allow the embryos to be stored for long periods of time and/or shipped to a customer anywhere in the world for transplant into a surrogate mare

The Company expected that its research in cloning and freezing horse embryos will have an application in freezing cat and dog embryos.

On November 13, 2000, the Company purchased the assets of U.S. Medical
Access, Inc. for $425,000.   The assets included a medical database,
search protocols, software systems, information control systems, a medical library, medical research results, and analysis to identifying leading physicians, researchers, and medical and research facilities in the United States.

Texas A & M University has announced the successful cloning of a cat. The University has stated they are close to cloning a dog. So far, scientists have cloned sheep, cattle, goats, monkeys, pigs, cats, mice.

Competition. Thus far an Italian Company has cloned a horse. Animal cloning research is being conducted by many organizations throughout
the world.   Most research efforts are directed towards farm animals.
More than a dozen companies are researching dog, cat, and horse cloning.

Employees.   The Company has no employees.  The officers of the Company do not work exclusively for the Company.

Subsidiaries. The Company's subsidiary, Societe Financiere de
Distribution, Geneva, SA was dissolved with the liquidation of the assets of Animal Cloning during third quarter ending September 31, 2003.

Item 2. Description of Property

The Company's headquarters are in Palm Springs, CA. In the past year the Company leased offices and a horse facility where some of the research was conducted. Animal Cloning Sciences purchased the facility in March, 2002. During the early part of 2003, the U. S. Department of Agriculture informed the Company that they would not be granting a permit to import frozen equine embryos. Because of this ruling, Animal Cloning closed its operations, stopped its equine cloning efforts and sold the facility in July, 2003. Refer to the third Quarterly 10Q for period ending 9/30/03 for details.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                             PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

Market Information. The common stock of Animal Cloning Sciences is quoted on the NASD's Electronic Bulletin Board. The following list represents high and low prices of the stock for the last three years:

Quarter Ended            High                    Low
March 31, 2001           .25                     .25
June 30, 2001            .25                     .15
September 30, 2001       .18                     .13
December 31, 2001        .15                     .13

March 31, 2002           .16                     .07
June 30, 2002            .16                     .07
September 30, 2002       .19                     .06
December 31, 2002        .19                     .06

March 31, 2003           .05                     .05
June 30, 2003            .04                     .04
September 30, 2003       .04                     .04
December 31, 2003        .11                     .06

These prices reflect inter-dealer prices, without retail mark-up, markdown, or commission, and, may not represent actual transactions. The Company does not believe that trading of its common stock currently is necessarily reflective of an established trading market.

Holders. As of December 31, 2003, there were approximately 166 record holders of Company common stock. There are no preferred shareholders.

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

Capital and Source of Liquidity

On March 31, 2002, the Company purchased facilities that were leased from Magellan Capital Corporation through the issuance of its Preferred Stock and the assumption of long term debt. The purchase was reported as a subsequent event in the prior year end December 31, 2001 audit in
the Annual 10KSB filings.   The Company did not have any financing
activities for the year ended December 31, 2003.

Results of Operations

The Company's had no revenues in 2003 and had a net loss of ($691,306), vs. a net loss of ($634,600) in fiscal year 2002.

General and administrative expenses for 2003 were $267,471, plus Other Expenses of $350,173 for the closing of its equine cloning operations, as compared to $517,838 in fiscal 2002. The major items for the 2002 general and administrative expenses was depreciation and amortization of the March 31, 2002 acquisition of facilities.

Item 7.   Financial Statements and Supplementary Financial Data.

Financial Statements

             ANIMAL CLONING SCIENCES, INC.
       Index to Consolidated Financial Statements
   Fiscal years ending December 31, 2003 and 2002

Independent auditors' report.

Consolidated balance sheets, December 31, 2003 and 2002.

Consolidated statements of operations, for the years ended December 31, 2003 and 2002.

Consolidated statement of shareholders' equity, for the period December
   31, 1996 through December 31, 2003.

Consolidated statements of cash flows, for the years ended December 31, 2003 and 2002.

Notes to consolidated financial statements.

To the Board of Directors
Animal Cloning Sciences, Inc.


        INDEPENDENT AUDITORS' REPORT

I have audited the consolidated balance sheet of Animal Cloning
Sciences, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Animal Cloning Science, Inc. and subsidiaries, as of December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with generally accepted accounting principles.



/s/David Winings C.P.A.
Palm Desert
February 9, 2004

           ANIMAL CLONING SCIENCE, INC.
           CONSOLIDATED BALANCE SHEETS
           December 31, 2003 and 2002

                      ASSETS

                                                   2003          2002
CURRENT ASSETS
 Cash                                          $       -0-  $    1,075
                                                 ---------   ---------
  TOTAL CURRENT ASSETS                                 -0-       1,075
                                                 ---------   ----------
INVESTMENTS   (Note A & C)                             -0-   2,168,500
                                                 ---------   ----------
FIXED ASSETS-FACILITIES/EQUIPT NET OF (DEPR)
 Office Eqpt-12/31/02 Cost/$14,897;Depr/$14,897        -0-         -0-
 R&D/LabEqpt-12/31/02 Cost/$6,000;Depr/$4,320          -0-       1,680
*RanchFacility-12/31/02 Cost/$400,000;Depr/$35,250     -0-     364,750
                                                 ---------   ---------
  TOTAL NET FIXED ASSETS  (Note D)                     -0-     366,430
                                                 ---------   ---------
CAPITALIZED R&D MEDICAL DATA BASE NET OF ACCUM
 AMORTIZ-12/31/02 Cost/$395,000;Amort/$158,000         -0-     237,000
                                                 ---------   ---------
GOODWILL/MEDICAL DATA BASE NET OF ACCUM
 AMORTIZ-12/31/02 Cost/$30,000);Amort/$12,000)         -0-      18,000
                                                 ---------   ---------
*LAND/RANCH FACILITY (20 ACRES)                        -0-     500,000
                                                 ---------   ---------
         TOTAL ASSETS                           $      -0-  $3,291,005
                                                 =========   =========
             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Investment margin account                      $      -0-  $  676,338
 Accounts payable                                      -0-      16,943
 Other accrued liabilities                             -0-      33,000
 Notes Payable-Officers/Directors Fees (Note H)    645,000     900,000
 Note Payable-Admin. Support/Orion                     -0-     117,000
 NOTE PAYABLE-Orion/Payment Operating Expenses         -0-     149,418
                                                ----------   ---------
TOTAL CURRENT LIABILITIES                          645,000   1,892,699

MINORITY INTEREST                                      -0-       2,000

Long Term Liabilities
*Assume 10 Year Mortgage Note on acquisition
  Ranch Facility; due 2/6/07 and 2/01/10               -0-     750,000
                                                ----------   ---------
        TOTAL LIABILITIES                          645,000   2,644,699
                                                ----------   ---------




           ANIMAL CLONING SCIENCE, INC.
           CONSOLIDATED BALANCE SHEETS
            December 31, 2003 and 2002
                   {Continued)
                                                     2003       2002
SHAREHOLDERS' EQUITY
*Preferred stock, no par value; 1,000,000
  Shares authorized; -0- outstanding (Note E)     150,000     150,000

 Common stock, no par value;
  50,000,000 shares authorized;
  Issued and outstanding 1,428,253 at
  12/31/03 and at 12/31/02                     11,990,765  11,990,765
 Retained earnings (accumulated deficit)      <12,785,765><11,494,459>
                                                ----------  ----------
   TOTAL SHAREHOLDERS' EQUITY                 <   645,000>    646,306
                                                ----------  ----------
         TOTAL LIABILITIES & EQUITY           $       -0- $ 3,291,005
                                                ==========  ==========

See accompanying notes to the consolidated financial statements.

              ANIMAL CLONING SCIENCES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended
                    December 31,

                                               2003         2002
Revenues/Income                             $     -0-    $     -0-
                                              -------     --------
GENERAL AND ADMINISTRATIVE EXPENSE          $ 264,471    $ 517,838
                                              -------      -------
LOSS FROM OPERATIONS                         <264,471>    <517,838>
                                              -------      -------
OTHER INCOME (EXPENSE)
 Net SFP Bank(Interest Expense & Charges)
   Offset by Dividend Income                 < 73,762>    <116,762>
 Net Other<Expense>/Close of Operations      <350,173>        -0-
                                              -------     --------
    TOTAL OTHER INCOME (EXPENSE)             <423,835>    <116,762>
                                              -------     --------
TOTAL EXPENSE(LOSS)BEFORE INCOME TAX(NOTE G) <691,306>    <634,600>
    INCOME TAX BENEFIT (EXPENSE)
      Current income tax benefit               30,971       28,430
      Deferred income tax expense            < 30,971>    < 28,430>
                                              -------      -------
(LOSS) FROM CONTINUING OPERATIONS           $<691,306>   $<634,600>
  Discontinued operations income (loss)           -0-          -0-
                                              -------      -------
NET (LOSS)AFTER INCOME TAXES                $<691,306>   $<634,600>
                                              =======      =======
Basic (Loss) per common share,
continuing operations                      $     <.48>  $     <.47>
                                           ==========   ==========
Basic (Loss) per common share,
discontinued operations                   $       -0-   $      -0-
                                          ===========   ==========
Basic weighted average common
shares outstanding                          1,428,253    1,324,579
                                          ===========   ==========
Diluted (Loss) per common share,
continuing operations                     $      <.13>  $     <.12>
                                          ===========   ==========
Diluted (Loss) per common share,
discontinued operations                   $       -0-   $      -0-
                                          ===========   ==========
Diluted weighted average common
shares outstanding (Note A)                 5,246,927    5,143,253
                                          ===========   ==========

See accompanying notes to the consolidated financial statements.

        ANIMAL CLONING SCIENCES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
      From December 31, 1999 through
           December 31, 2003

                                                            Foreign
                                                 Retained   Currency
              Pref. Stk.      Common Stock       Earnings   Translation
              Shs  $ Amt   Shares    $ Amount    (Deficit)   Gain(Loss)
NET EQUITY    ---- ----- ---------  ----------  -----------  ----------
BAL FWD
12/31/99
              -0-   -0- *1,422,687  12,480,251  < 9,105,023> *<216,036>
*Includes 4/7/99
1for4 Reverse Split
ActivityYr/2000:
Adj prior yr Trf
Agt reconciliation          35,500

Ovvio Acquisition
Rescinded              <  178,500> <   510,000>

Svcs Rendered               10,000       2,500

Trfr 12/31/99 Bal
To SFP Margin A/C                                              216,036*

Writedown SFP Stks
to FMV/PriorYrsAdj                              <   904,581>

Comprehensive Net
(Loss) Yr 2000                                  <   384,316>
BALANCE
12/31/00      ---- ----- ---------  ----------  -----------  ---------
              -0-   -0-  1,289,687  11,972,751  <10,393,920>       -0-

4Q 2001 Shs
Svcs Rendered              138,566      18,014
Comprehensive Net
(Loss)Yr 2001                                   <   465,939>
BALANCE
12/31/2001    ---- ----- ---------  ----------  -----------  ---------
              -0-   -0-  1,428,353  11,990,765  <10,859,859>       -0-
Issue $150,000
Note/Pref Stk
Acq. Ranch    -0-150,000
Comprehensive Net
(Loss)Yr 2002                                   <   634,600>
BALANCE
12/31/2002   --- ------- ---------  ----------  -----------  ---------
             -0- 150,000 1,428,353  11,990,765  <11,494,459>       -0-




(Writedown)SFP
Bank Stk FMV
Liquidation                                     <   600,000>
Comprehensive Net
(Loss)Yr 2003                                   <   691,306>
BALANCE      --- ------- ---------  ----------  -----------  ---------
12/31/2003   -0- 150,000 1,428,253  11,990,765  <12,785,765>       -0-

              ==== ===== =========  ==========  ===========  =========

See accompanying notes to the consolidated financial statements.

            ANIMAL CLONING SCIENCES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For The Years Ended
                                             December 31,
                                      ---------------------------
                                         2003             2002
OPERATING ACTIVITIES
   Net (loss)                      $<  691,306>       $<  634,600>
TRANSACTIONS NOT REQUIRING CASH:
   Depreciation Fixed Assets            23,800             38,970
   Amortization Capital R&D/Goodwill    43,180             85,000
CASH PROVIDED/(USED)FOR CHANGES IN:
 ASSETS DECREASE/(INCREASE)-
   Sale SFP Common Stock             1,568,500                -0-
   Sale of Ranch Facility            1,054,750                -0-
 LIABILITIES INCREASE/(DECREASE):
   Accts Payable                    <   16,943>            12,800
   Other Accrued Liabilities        <   39,000>            15,000
   Minority Interest SFD Subsidiary <    2,000>               -0-
   NP Cash Advances/Operating Exp   <  198,968>           185,418
   NP Cowan-Mitchell Land Mortgage  <   47,648>               -0-
   SFP Margin Account               <  750,000>           116,762
   NP Officers Salaries Fees Accrual   120,000            120,000
   Partial Payt Officer/Salary/Fees <  375,000>               -0-
   NP Hulven Mortgage on Ranch      <  690,440>               -0-
INVESTING ACTIVITIES CASH EFFECT-
 INCREASE/(DECREASE):
   Acquired Ranch Facility Assets          -0-        <   900,000>
   Issuance of Preferred Stock             -0-            150,000
   Assume Long Term Debt:
     NP Cowan-Mitchell Land Mortgage       -0-             59,560
     NP Hulven Mortgage                    -0-            690,440
                                      ---------         ---------
NET INCREASE (DECREASE) IN CASH    $<    1,075>      $<    60,650>

CASH, BEGINNING OF PERIOD                1,075             61,725
                                      ---------         ---------
CASH, END OF PERIOD                $       -0-       $      1,075
                                      =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
 Cash paid during the period for
 interest & charges SFP Bank/Geneva,
 net of dividend income            $    73,662        $  116,762
                                      =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
 Income taxes                        $     -0-        $      -0-
                                      =========         =========

See accompanying notes to the consolidated statements.

          ANIMAL CLONING SCIENCES, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEME NTS
               December 31, 2003
General:

The condensed consolidated financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal Cloning believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2003 should be read in conjunction with the Quarterly Reports for year 2003 (March 31, June 30, September 30) and the prior year Animal Cloning Sciences Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Note A: Nature of organization and summary of significant accounting policies

Nature of organization:
ANIMAL CLONING SCIENCES, INC. (the "Company") was organized in the state of Washington. The Company is a holding company, involved in the cloning of horses. Because of adverse rulings from the U.S. Department of Agriculture in refusing to grant licenses for importing animal embryos into the United States, Animal Cloning discontinued its operations and its cloning efforts and sold its Ranch Facilities during the third quarter of Fiscal Year 2003. The results of these transactions were reported in the Quarterly Report ending September 30, 2003. For all intensive purposes, Animal Cloning has ceased all of its operations and is in the process of finding a suitable merger entity.

Basis of consolidation:
The consolidated financial statements include the accounts of Animal Cloning Sciences, Inc. and its majority-owned subsidiary SFD. All significant inter-company transactions have been eliminated in the consolidation. Minority shareholders in SFD include Riccardo Mortara, Director of Animal Cloning. The minority interest in the financial statements for the year ended December 31, 2003 reflects liquidation of the original minority equity capital investment of $2,000. The losses cumulative through September 30, 2003 have exceeded the minority equity capital of $2,000 investment and have been accordingly charged against the majority interest.

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

Investments:
Investments at the end of the prior year ending December 31, 2002, consisted of 4,337 shares of common stock in SFP Bank, Geneva, a company publicly traded on the Swiss Stock Exchange, and were carried at an estimated fair market value of $500.00 per share, for a total Book Value amount of $2,168,500. In the first quarter ending March 31, 2003, a $600,000 writedown adjustment was made to restate this investment to a realistic, realizable value of $360.00 per share; total restated value was $1,568,500 for fiscal year 2003.

Property and equipment:
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated five to ten year useful lives of the assets for Ranch/Farm Machinery and Equipment and 10 years for Buildings and Horses. Expenditures for additions and improvements are capitalized; repairs and maintenance costs are expensed as incurred.

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

During 1999 the Company paid certain expenses on behalf of the Company, including cost of office space starting in the fourth quarter of 1998. These costs have been accrued and reflected on the Company's books.

During the year ended December 31, 1997, the Company issued 30,000 shares of common stock to officers in exchange for services rendered on behalf of the Company. The services were valued at a cost of $30,000. Further, the Company issued 22,728 common shares, at market value on the date of issuance, to an officer of the Company as payment for expenses totaling $90,912 paid on behalf of the Company.

Note C:  Investments
Investments consisted originally of 6,205 common shares of Societe Financiere Privee based on actual acquisition costs of $4,019,960. The common shares were 4,380 at 12/31/2000 with a value of $2,190,000 reflecting the sales of 1,825 shares in 2000. 43 shares were sold in the 4TH quarter of 2001, leaving a balance of 4,337 shares with a value of $2,168,500. At March 31, 2003, a $600,000 writedown adjustment was made, resulting in a revised value of $1,568,500.

The 1,140 preferred shares of Societe Financiere Privee, at an original cost of $114,000, were sold during the year 2000 for $55,591 resulting in a (loss) of ($58,409).

Note D:  Property and equipment (A) 5 yr useful life basis.
Following is a summary of items at June 30, 2003, sold July, 2003:

                                    Office Equipt      R&D Lab Equipt
     Furniture & Fixtures              $  4,365           $  1,000
     Equipment                           10,532              5,000
                                        -------             ------
        Total Acquisition Costs        $ 14,897           $  6,000
      Less accumulated depreciation     <14,897>       (A) < 6,000>
                                         ------             ------
      Property and equipment, net      $    -0-           $    -0-
                                         ======            =======

The R&D Lab technical equipment purchased during the second half of 2001 and was used for basic research work for cloning of horses.

Ranch/Horse Farm facility acquired March, 2002 and was sold July, 2003:

                                          At June 30 and Sept. 30,2003
                                               Cost Base    Cum Deprec
      Horses (Depreciation 10 yr life)        $  30,000      $   3,750
      Ranch M&E (Depreciation 5 yr life)         50,000         12,500
      Mobile Homes (Depreciation 5 yr life)      20,000          5,000
      Farm Buildings (Depreciation 10 yr life)  300,000         37,500
                                               --------       --------
           Total Acquisition Costs            $ 400,000   (B)$  58,750
                                               ========       ========
(B) Straight line depreciation; 5 year useful life basis.

Note E:  Shareholders' Equity

Preferred stock:
The Company has authorized an aggregate of 1,000,000 shares of no par preferred stock as follows: On March 1, 2002, the Company issued a note for preferred stock in the amount of $150,000 which is redeemable in five years by paying $150,000 plus interest or the issuance of common stock shares with a market value of $150,000 plus interest.

Class A Preferred Stock:
The Company has designated 1,500 shares of no par value Class A
preferred stock.   Class A shareholders are not entitled to receive
dividends, however holders of the Class A preferred stock are entitled to elect two thirds of the directors of the Company. As of December 31, 2003 and 2002, there are no shares issued or outstanding.

Class B Convertible Preferred Stock:
The Company has designated 110,000 shares of no par value convertible Class B preferred stock. Class B shareholders are entitled to receive dividends in a manner similar to common shareholders when declared by
the board of directors.   Each Class B share is convertible into one

Note E:  Shareholders' Equity
Class B Convertible Preferred Stock:
continued

share of common stock, at the option of the shareholder, provided that the market price for the Company's common stock is at or above $4.50
per share.   At December 31, 2003 and 2002 there were no shares issued
and outstanding.

Note F:  Foreign currency transaction gain(loss):

Foreign currency transaction gains and losses result from a change in exchange rates between the functional currency of the Company and the currency in which a foreign transaction is denominated. These gains or losses are comprised of actual currency gains or losses realized upon settlement of foreign currency transactions and expected currency in which a foreign transaction is denominated. Gains/(losses) for the years ended December 31, 2003 and 2002 were $-0-, see Note A.

Note G:  Income taxes

Reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31, 2003 and 2002 are as follows:

                                                2003        2002
   U.S. statutory federal rate                 28.98%      28.98%
   State income tax rate                        6.60%       6.60%

   Temporary differences:
     Write-down of investments                (25.04%)    (25.04%)
     Write-down of receivables                 (6.06%)     (6.06%)
     Net operating loss for which
        no tax benefit is currently available  (4.48%)     (4.48%)
                                              -------      ------
                                                 -0-%        -0-%
                                              =======      ======

At December 31, 2002 and 2001 deferred taxes consisted of the following:

                                                 2003        2002
           Deferred tax assets,
             Net operating loss carry-forward $(670,548)  $(639,577)
           Less valuation allowance            (670,548)   (639,577)
                                               --------    --------
              Net deferred taxes               $    -0-     $   -0-
                                               ========    ========

The valuation allowance offsets the net deferred tax asset for which
there is no assurance of recovery.   The change in the valuation
allowance for the years ended December 31, 2003 and 2002 totaled
$30,071 and $28,430, respectively.   The net operating loss carry-
forward expires in year 2018. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.

At that time, the allowance will either be increased or reduced;
reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Note H:  Commitments and contingencies

Bank line of credit:
At December 31, 2002, the Company had two Swiss Franc ("SFr") lines of credit available at Societe Financiere Privee SA, in the amounts of SFr 1,120,000 and SFr 350,000, approximately US$668,258 and US$208,831, respectively.  As of December 31, 2003 and 2002, there were no amounts
outstanding under either line of credit.   The SFr 1,120,000 line was
renewed in November of 1999 and the SFr 350,000 line on December 31, 1998. Both lines of credit were closed during the 3RD Quarter ending, September 30, 2003 when the SFP Common Stock Investments were sold to pay liabilities . As of December 31, 2003, there were no mounts outstanding under either line of credit.

Investment Margin Account.
The Company's subsidiary maintains investments with a Swiss trustee which has deposited the investments in account held at Societe Financiere Privee SA ("SFP"). The trustee is an affiliate entity owned by the President/Director of Animal Cloning. From time to time, funds are transferred from the subsidiary to the parent, creating an excess of available funds. Available funds consist of fiduciary deposits as required by SFP. Further, SFP reserves the right to offset any uncollected amounts by any positive balances of all accounts. Further, SFP has a lien over all securities under its custody and a right of offset against such securities for any unpaid claims. The margin account bears interest at 7.50% and the maximum credit limit is SFr 2,500,000, which was approximately $l,500,00 at December 31, 2002. The Investment Margin Account at September 30, 2003 was $750,00 and $676,338 at December 31, 2002. As of December 31, 2003, there was no amounts outstanding in the Investment Margin Account.

Stock option plan:
At December 31, 2002, an aggregate of 800,000 shares of common stock was reserved for issuance under the Company's 1993 stock option plan. Pursuant to the plan, the board of directors may grant options to
employees, officers, directors, or others at their discretion.   As of
December 31, 2003, no options had been granted under the plan.

Other stock options:
At December 31, 2003, an aggregate of 233,334 shares of common stock was reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 233,334 shares of common stock

(of which 194,834 were to Company officers) at $2.50 per share.   The
options expire in April 2004.   These options were not issued under the
Company's 1993 stock option plan. As of December 31, 2003, no options had been granted under the plan.

On November 14th 2000 an aggregate of 3,715,000 shares of common stock was reserved for management compensation and/or incentives. As of December 31, 2003, no options had been granted.

Officers' salaries:
The board approved payment to two officers for salaries in 1995, 1996, 1997, 1998, 1999, 2000, 2001, 2002 and 2003 totaling $1,020,000, payable in common stock of the Company, based on the market value at
time of issuance.   At December 31, 2002 and June 30, 2003, no amounts
have been paid nor had any common stock been issued in satisfaction of this commitment. These costs have been classified as Notes Payable for the years 1995 through June 30, 2003. During the 3RD Quarter ending September 30, 2003, as part of the sale of the SFP Stock Investments, a partial payment of $375,000 was made by the transfer of an equivalent amount of $375,000 of SFP Common Stock to these two officers, leaving a net amount due at December 31, 2003 of $645,000; $352,500 due Mr. Dempsey Mork and $292,500 due Mr. Riccardo Mortara (year 1995 accrual of $60,000 was paid during year 1996 to Mr. Mortara).

Note I:  Industry and geographical segment reporting

As of and for the years ended December 31, 2002 and 2001, the Company operated and had assets in the United States and Europe as follows:

                                           2003            2002
INCOME (LOSS) FROM OPERATIONS
  United States                        $ <557,644>     $ <457,838>
  Europe                                 <133,662>       <176,762>
                                        ---------       ---------
TOTAL LOSS FROM OPERATIONS             $ <691,306>     $ (643,600)
                                        =========       =========
IDENTIFIABLE ASSETS
  United States                        $      -0-      $1,122,505
  Europe                                      -0-       2,168,500
                                        ---------       ---------
TOTAL IDENTIABLE ASSETS                $      -0-      $3,291,005
                                        =========       =========

Note J:  Discontinued operations

There were no costs associated with discontinued operations in years 2003 and 2002.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.   Controls and Procedures

Evaluation of The Company's Disclosure Controls.   As of the end of the
period covered by this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and
procedures" ("Disclosure Controls").   Disclosure Controls, as defined
in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have

            PART III

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

Identification of Directors and Executive Officers of the Company. The names, addresses and positions of the present directors and officers of the Company are set forth below:

Name                  Age          Position
Dempsey K. Mork       62      Chief Executive Officer
                                and Director,

Riccardo Mortara      54      President and Director

Norbert L. LeBoeuf    75      Secretary & Chief Financial
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

Norbert L. LeBoeuf is currently Secretary & Chief Financial Officer of the Company. Mr. LeBoeuf has served as Controller for the Company
since June 1998.   His professional career includes three years with
The U.S. Marine Corps in Legal and Administrative Areas (1952-55) and 40 years in all areas of finance for small, medium and large (Fortune
500) companies, in electronics, manufacturing and aerospace.   Mr.
LeBoeuf retired in 1995 and has done accounting and tax consulting. Since 1996, he has been Controller for various companies associated with Mr. Mork.

Item 10. Executive Compensation at December 31, 2003

At December 31, 2003, an aggregate of 233,334 shares of common stock were reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 233,334 shares of common stock (of which 194,834 were to the Company officers) at $2.50 per share. The
options expire in April 2004.   The exercise price is $2.50.   Mr.
Mortara and Mr. Mork each hold 97,417.   These options were not issued
under the Company's 1993 stock option plan.

Stock Option Plan.   At December 31, 2003, an aggregate of 800,000
shares of common stock was reserved for issuance under the Company's
1993 stock option plan.   Pursuant to the plan, the board of directors
may grant options to employees, officers, directors, or others at their discretion. As of December 31, 2002, no options had been granted under the plan.

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

In the discretion of the Company, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of the Company's Common Stock or by delivery or recourse promissory notes or a combination of notes, cash and shares of the Company's common stock or a combination thereof. Incentive stock options may only be issued to directors, officers and employees of the Company. Stock options may be granted under the Plan may include the right to acquire an AO (Accelerated Ownership) Non-Qualified Stock Option. All options granted to date have included the AO feature.

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

Compliance with Section 16
Not Applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Shareholders.

The following table lists forth information on the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the Company capital stock, based on 1,428,253 common shares outstanding at December 31, 2003:

Name and Address                    Amount and Nature
Of Beneficial Title of              Of Beneficial            Percent
Class Ownership: Common Stock       Ownership                of Class
Dempsey K. Mork                     136,293                   9.54%
829 Francis Drive
Palm Springs, CA 92262

Riccardo Mortara                    116,182                   8.14%
14 Quai Du Seujet
CH-1201 Geneva
Switzerland

Robert J. Filiatreaux                79,283                   5.56%
77-545 Chillon
La Quinta, CA  92253                -------                  ------
   Total                            331,758                  23.24%
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

Item 13.  Exhibits and Reports on Form 10-KSB
-----------------------------------------------

Exhibits

99.2           Certification

Item 14.   Principal Accountant Fees and Services

Audit Fees. The Company incurred aggregate fees and expenses of $8,000 and $15,000, respectively, from David Winings C.P.A. for the fiscal years 2003 and 2002 annual audit and for review of the Company's consolidated financial statements included in its Forms 10-QSB for the 2003 and 2002 fiscal year.

Tax Fees.   The Company did not incur any tax fees to David Winings
C.P.A. for the fiscal years 2003 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning.

The Company intends to continue using David Winings C.P.A. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.


                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 3, 2004

By:/s/ Dempsey K. Mork
          Dempsey K. Mork
          Chief Executive Officer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 3, 2004.


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

Date:  February 4, 2004

/s/Dempsey K. Mork
- ----------------------------
Dempsey K. Mork, President, Chief Executive Officer/Director

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

   Date:  February 4, 2004

   /s/ Norbert L. LeBoeuf
   ------------------------
   Secretary & Chief Financial Officer