Form 10QSB
period 2004-03-31
ANIMAL CLONING SCIENCES INC
filed 2004-07-12
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C. 20549

                 FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.


         Commission File Number 0-22934

         Animal Cloning Sciences, Inc.
    (Exact Name of Small Business Issuer as
          specified in its Charter)


         Nevada	                                     91-1268870
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number

829 Francis Drive, Palm Springs, CA                   92262
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

Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                   142,825
Title of Class                             Number of Shares
                                   Outstanding at March 31, 2004



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

In view of these latest actions by the Government, the Company sold its Ranch Operations in the 3rd quarter, 2003, which resulted in an overall Net Income Credit of $<31,398>.

Item 1. Financial Statements.

         Animal Cloning Sciences, Inc.
         CONSOLIDATED BALANCE SHEET



                                    March 31,    Dec. 31,
                                      2004        2003

                      ASSETS
CURRENT ASSETS:
Cash                             $       -0-  $    -0-
                                    ---------   ---------
  Total current assets            $       -0-  $    -0-
                                    ---------   ---------
INVESTMENTS: (NOTE A & C)
  			           $       -0-  $   -0-
                                    ---------   ---------
FIXED ASSETS-FACILITIES/EQUIPT NET OF (DEPR)

  Office Eqpt-12/31/02
	 Cost/$14,897;Depr/$14,897 $      -0- $      -0-
  R&D/LabEqpt-12/31/02
	 Cost/$6,000;Depr/$4,320   $	  -0- $      -0-
  *RanchFacility-12/31/02
	 Cost/$400,000;Depr/$35,250$      -0- $      -0-
				    --------    ---------
   TOTAL NET FIXED ASSETS  (Note D)       -0-        -0-
                                    --------    ---------
CAPITALIZED R&D MEDICAL DATA BASE
NET OF ACCUM AMORTIZ-12/31/02
  Cost/$395,000;amort/$158,000	          -0-        -0-
                                    --------    ---------
GOODWILL/MEDICAL DATA BASE NET
  OF ACCUM AMORTIZ-12/31/02
    Cost/$30,000; Amort/$12,000           -0-        -0-
                                    --------    ---------
*LAND/RANCH FACILITY (20 ACRES)           -0-        -0-
                                    --------    ---------
	TOTAL ASSETS                $     -0-   $    -0-
                                    =====================
		LIABILITIES AND SHARHOLDERS'EQUITY
CURRENT LIABILITIES
   Investment margin account        $     -0-   $     -0-
   Accounts payable                       -0-         -0-
   Other accrued liabilities              -0-         -0-
   Notes Payable-Officers/Directors
             Fees (Note H)            645,000      645,000
   Notes Payable-Admin. Support
        /Orion                            -0-         -0-
   NOTE PAYABLE-Orion/Payment
       Operating Expenses                 -0-         -0-
                                      -------     ---------
   TOTAL CURRENT LIABILITIES          645,000      645,000

MINORITY INTEREST                         -0-          -0-

Long Term Liabilities
*Assume 10 Year Mortgage Note
  on acquisition Ranch Facility;
   due 2/6/07 and 2/01/10                 -0-          -0-
                                     ----------   ---------
        TOTAL LIABILITIES              645,000     645,000
                                     ----------   ---------


SHAREHOLDERS' EQUITY
*Preferred stock, no par value;
  1,000,000 Shares authorized;
   -0- outstanding (Note E)     	150,000     150,000

Common stock, no par value;
  50,000,000 shares authorized;
  Issued and outstanding 1,428,253 at
  12/31/03 and 142,825 at 3/31/04     11,990,765  11,990,765
Retained earnings
   (accumulated deficit)              <12,785,765> <12,785,765>
                                       ----------  ----------
   TOTAL SHAREHOLDERS' EQUITY         <   645,000>  <645,000>
                                       ----------  ----------
         TOTAL LIABILITIES & EQUITY  $       -0- $         -0-
                                       ==========  ==========

See accompanying notes to the consolidated financial statements.


              ANIMAL CLONING SCIENCES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS
                     For The Years Ended
                    December 31, 2003 and
                 quarter Ended March 31, 2004

						Mar. 31	     Dec. 31
                                          		     2003

Revenues/Income         		        $   -0-     $     -0-
                                        	 -------     --------
GENERAL AND ADMINISTRATIVE EXPENSE 		$   -0-     $ 264,471
                                                 -------      -------
LOSS FROM OPERATIONS                       	    -0-	     <264,471>
                                                 -------      -------
OTHER INCOME (EXPENSE)
Net SFP Bank(Interest Expense & Charges)
   Offset by Dividend Income                 	   -0-        < 73,762>
Net Other<Expense>/Close of Operations      	   -0-	      <350,173>
                                                  -------     --------
    TOTAL OTHER INCOME (EXPENSE)             	   -0-	      <423,835>
                                                  -------     --------
TOTAL EXPENSE(LOSS)BEFORE INCOME TAX(NOTE G)       -0-        <691,306>
    INCOME TAX BENEFIT (EXPENSE)
      Current income tax benefit             	   -0-  	30,971
      Deferred income tax expense            	   -0-        < 30,971>
                                           	   -------      -------
(LOSS) FROM CONTINUING OPERATIONS       	   -0-        $<691,306>
  Discontinued operations income (loss)      	   -0-          -0-
                                            	   -------      -------
NET (LOSS)AFTER INCOME TAXES               	   -0-         $<691,306>
                                       		   =======      =======
Basic (Loss) per common share,
continuing operations                 		    -0-        $    <.48>
                                       		    ==========   ==========
Basic (Loss) per common share,
discontinued operations                		   $     -0-   $      -0-
                                      		    ===========   ==========
Basic weighted average common
shares outstanding                     		   142,825        1,428,253
                                        	  ===========   ==========
Diluted (Loss) per common share,
continuing operations                   	    $    -0-	 $    <.13>
                                       		   ===========   ==========
Diluted (Loss) per common share,
discontinued operations          		   $       -0-   $      -0-
                                           	 ===========   ==========
Diluted weighted average common
shares outstanding (Note A)             	   142,825       5,246,927
                                       		   ===========   ==========

See accompanying notes to the consolidated financial statements.





        ANIMAL CLONING SCIENCES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
      From December 31, 1999 through
           March 31, 2004

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

              ==== ===== =========  ==========  ===========  =========

Reverse
10-1
BALANCE
3/31/2004    -0- 150,000   142,825  11.990,765   <12,785,765>    -0-
	     =========================================================





See accompanying notes to the consolidated financial statements.





            ANIMAL CLONING SCIENCES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         For The Year And Period Ended
                                        March 31,     December 31,
                                      ---------------------------
                                         2004		2003

OPERATING ACTIVITIES
   Net (loss)                              -0-  	$<  691,306>
TRANSACTIONS NOT REQUIRING CASH:
   Depreciation Fixed Assets    	   -0-               23,800
   Amortization Capital R&D/Goodwill       -0-		     43,180
CASH PROVIDED/(USED)FOR CHANGES IN:
ASSETS DECREASE/(INCREASE)-
   Sale SFP Common Stock    		   -0-	           1,568,500
   Sale of Ranch Facility            	   -0-		   1,054,750
LIABILITIES INCREASE/(DECREASE):
   Accts Payable                 	   -0-		  <   16,943>
   Other Accrued Liabilities        	   -0-		  <   39,000>
   Minority Interest SFD Subsidiary	   -0-		  <    2,000>
   NP Cash Advances/Operating Exp  	   -0-		  <  198,968>
   NP Cowan-Mitchell Land Mortgage 	   -0-		  <   47,648>
   SFP Margin Account              	   -0-		  <  750,000>
   NP Officers Salaries Fees Accrual 	   -0-		     120,000
   Partial Payt Officer/Salary/Fees	   -0-		  <  375,000>
   NP Hulven Mortgage on Ranch      	   -0-		  <  690,440>
INVESTING ACTIVITIES CASH EFFECT-
INCREASE/(DECREASE):
   Acquired Ranch Facility Assets          -0-  		  -0-
   Issuance of Preferred Stock             -0-                    -0-
   Assume Long Term Debt:
     NP Cowan-Mitchell Land Mortgage       -0-			  -0-
     NP Hulven Mortgage                    -0-			  -0-
                                      	--------		---------
NET INCREASE (DECREASE) IN CASH   	   -0-		    $<   1,075>

CASH, BEGINNING OF PERIOD     		   -0-	                 1,075
                                    	--------	       ---------
CASH, END OF PERIOD                     $  -0-		    $      -0-
                                     	==========	       =========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for
interest & charges SFP Bank/Geneva,
net of dividend income       		$   -0-	             $    73,662
                                    	==========	       =========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Income taxes       		        $   -0-              $     -0-
                                        ==========              =========






          ANIMAL CLONING SCIENCES, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEME NTS
               March 31, 2004
General:

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


Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an devaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

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



Date:  July 12, 2004
By: /s/Dempsey K. Mork
(Chief Executive Officer and duly authorized officer/director)





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

Date:  July 12, 2004

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

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:  July 12, 2004

Date:  July 12, 2004
/s/ Norbert LeBoeuf,
Chief Financial Officer






        CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Animal Cloning Sciences, Inc. (the "Company") on Form 10-Q for the 3 month period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Dempsey Mork
- - - -----------------------------
Dempsey Mork
Chief Executive Officer
July 12, 2004



        CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Animal Cloning Sciences, Inc. (the "Company") on Form 10-Q for the 3 month period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Norbert LeBoeuf
Chief Financial Officer
July 12, 2004