Form 10QSB
period 2004-06-30
ANIMAL CLONING SCIENCES INC
filed 2004-07-12
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C. 20549

                 FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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



                                    June 30,    Dec. 31,
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


              ANIMAL CLONING SCIENCES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS
                     For The Years Ended
                    December 31, 2003 and
                 quarter Ended June 30, 2004

						June 30	     Dec. 31
                                          		     2003

Revenues/Income         		        $   -0-     $     -0-
                                        	 -------     --------
GENERAL AND ADMINISTRATIVE EXPENSE 		$   -0-     $ 264,471
                                                 -------      -------
LOSS FROM OPERATIONS                       	    -0-	     <264,471>
                                                 -------      -------
OTHER INCOME (EXPENSE)
Net SFP Bank(Interest Expense & Charges)
   Offset by Dividend Income                 	   -0-        < 73,762>
Net Other<Expense>/Close of Operations      	   -0-	      <350,173>
                                                  -------     --------
    TOTAL OTHER INCOME (EXPENSE)             	   -0-	      <423,835>
                                                  -------     --------
TOTAL EXPENSE(LOSS)BEFORE INCOME TAX(NOTE G)       -0-        <691,306>
    INCOME TAX BENEFIT (EXPENSE)
      Current income tax benefit             	   -0-  	30,971
      Deferred income tax expense            	   -0-        < 30,971>
                                           	   -------      -------
(LOSS) FROM CONTINUING OPERATIONS       	   -0-        $<691,306>
  Discontinued operations income (loss)      	   -0-          -0-
                                            	   -------      -------
NET (LOSS)AFTER INCOME TAXES               	   -0-         $<691,306>
                                       		   =======      =======
Basic (Loss) per common share,
continuing operations                 		    -0-        $    <.48>
                                       		    ==========   ==========
Basic (Loss) per common share,
discontinued operations                		   $     -0-   $      -0-
                                      		    ===========   ==========
Basic weighted average common
shares outstanding                     		   142,825        1,428,253
                                        	  ===========   ==========
Diluted (Loss) per common share,
continuing operations                   	    $    -0-	 $    <.13>
                                       		   ===========   ==========
Diluted (Loss) per common share,
discontinued operations          		   $       -0-   $      -0-
                                           	 ===========   ==========
Diluted weighted average common
shares outstanding (Note A)             	   142,825       5,246,927
                                       		   ===========   ==========

See accompanying notes to the consolidated financial statements.





        ANIMAL CLONING SCIENCES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
      From December 31, 1999 through
           June 30, 2004

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

Reverse
10-1
BALANCE
6/30/2004    -0- 150,000   142,825  11.990,765   <12,785,765>    -0-
	     =========================================================





See accompanying notes to the consolidated financial statements.





            ANIMAL CLONING SCIENCES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         For The Year And Period Ended
                                        June 30,     December 31,
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
                                        ==========              =========






          ANIMAL CLONING SCIENCES, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEME NTS
               June 30, 2004
General:

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






        CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Animal Cloning Sciences, Inc. (the "Company") on Form 10-Q for the 3 month period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Dempsey Mork
- - - -----------------------------
Dempsey Mork
Chief Executive Officer
July 12, 2004



        CERTIFICATION PURSUANT TO
         18 U.S.C. SECTION 1350
          AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Animal Cloning Sciences, Inc. (the "Company") on Form 10-Q for the 3 month period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
            (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Norbert LeBoeuf
Chief Financial Officer
July 12, 2004