Form 10-K
period 2004-12-31
ANIMAL CLONING SCIENCES INC
filed 2005-12-12
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                         FORM 10-KSB
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 [x]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to Commission file number 0-22934
           ANIMAL CLONING SCIENCES, INC.
          (Exact name of small business issuer
                 in its charter)

Washington                                   91-1268870
(State or other jurisdiction                 IRS Information
of incorporation or organization)            Identification No.

  51625 Desert Club Drive, La Quinta CA            92262
   (Address of principal executive offices)     (Zip Code)

                   (760) 219-2776
Registrant's telephone number, including area code:

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

State issuer's revenues for its most recent fiscal year: $0.00. The aggregate market value of the voting stock held by non-affiliates of the registrant was $54,300 based upon the average of the bid and asked price of the Common Stock of $.38 as of December 31, 2004. The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2004: Common Stock, No Par Value - 142,894 shares

                         PART I

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

In early 2003, the Company was informed by the USDA that its license to import frozen embryos, which was expected to be issued, would not be forthcoming because of concerns arising out of 9-11, As a result, the Company ceased its efforts at cloning and disposed of assets used for Cloning in the third quarter of 2003. For full details on these matters, please refer to the prior year 2003 quarterly SEC 10QSB for period ending 9/30/03 and the audited year end financials 12/31/03 in the SEC 10KSB reports.

Employees.   The Company has no employees.  The officers of the Company do not work exclusively for the Company.

Subsidiaries. The Company's subsidiary, Societe Financiere de
Distribution, Geneva, SA was dissolved with the liquidation of the assets of Animal Cloning during third quarter ending September 31, 2003.

Item 2. Description of Property

With the closing of and disposition of the Company's Ranch and Equine Cloning Operations, the Company's headquarters were relocated in early 2004 to La Quinta, CA in an office furnished free of charge by Mr. Dempsey Mork, the President/CEO of Animal Cloning.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None
                             PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

Market Information. The common stock of Animal Cloning Sciences is quoted on the NASD's Electronic Bulletin Board. The following list represents high and low prices of the stock for the last three years:

.. . .

Quarter Ended            High                    Low
March 31, 2002           .16                     .07
June 30, 2002            .16                     .07
September 30, 2002       .19                     .06
December 31, 2002        .19                     .06

March 31, 2003           .05                     .05
June 30, 2003            .04                     .04
September 30, 2003       .04                     .04
December 31, 2003        .11                     .06

March 31, 2004		  ---                     ---
June 30, 2004            ---                     ---
September 30, 2004	  ---                     ---
December 31, 2004        ---                     ---
Dec 31, 2004 Closing $.38

These prices reflect inter-dealer prices, without retail mark-up, markdown, or commission, and, may not represent actual transactions. The Company does not believe that trading of its common stock currently is necessarily reflective of an established trading market.

Holders.

As of December 31, 2004, there were approximately 166 record holders of Company common stock. There are no preferred shareholders.

Dividends.

The Company has not paid any cash dividends on its common stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

Item 6.   Management's Discussions and Analysis or Plan of Operations

The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included in this Report and the prior reports for fiscal year 2003. The following Summary Financial Information is derived from the financial statements of the Company.

Trends and Uncertainties.

The firm of Pritchett, Siler and Hardy, Salt Lake City, Utah has replaced our prior auditor, Mr. David Winnings, CPA, Palm Desert, CA because of long delays caused in certification by the Public Company Accounting Oversight Board (PCAOB). There were no disagreements with Mr. Winnings and the Company. Animal Cloning Management is actively pursuing merger opportunities with various companies.
.. . .

Capital and Source of Liquidity.

During the third quarter of 2003, the Company sold its ranch and equine cloning facilities which were originally purchased during the first quarter of 2002 through the issuance of its Note Payable and the assumption of long term debt.

Results of Operations

In 2004, the Company's had no revenues and $9,375 in Admin Expenses that resulted in a net <loss> of <$9,375>.

In 2003, the Company had no revenues and had a <Loss> of $<698,806>.


Item 7.   Financial Statements and Supplementary Financial Data.


Financial Statements


ANIMAL CLONING SCIENCES, INC.
[A Development Stage Company]
Index to Financial Statements
Fiscal years ending December 31, 2004 and 2003


Independent auditors' report.


Balance sheets, December 31, 2004 and 2003.


Statements of operations, for the years ended December 31, 2004 and 2003, and from the re-entering of Development Stage on September 30, 2003 through December 31, 2004.


Statement of shareholders' equity, for the period December
   31, 2002 through December 31, 2004.


Statements of cash flows, for the years ended December 31, 2004 and 2003, and from the re-entering of Development Stage on September 30, 2003 through December 31, 2004.


Notes to financial statements.

.. . .

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
ANIMAL CLONING SCIENCES, INC.
La Quinta, CA

We have audited the accompanying balance sheet of Animal Cloning Sciences, Inc. [a development stage company] at December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2004 and for the period from the re-entering development stage on September 30, 2003 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Animal Cloning Sciences, Inc. for the year ended December 31, 2003 and for the period from re-entering development stage on September 30, 2003 through December 31, 2003 were audited by other auditors whose report included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of December 31, 2003 reflect an accumulated deficit of $12,798,890. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts for such prior periods is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Animal Cloning Sciences, Inc. [a development stage company] as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from the re-entering development stage on September 30, 2003 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company has not yet been successful in establishing profitable operations. This factor raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note H. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

July 5, 2005
Salt Lake City, Utah




INDEPENDENT AUDITOR'S REPORT

Animal Cloning Sciences, Inc.
La Quinta, California

I have audited the accompanying balance sheets of Animal Cloning Sciences, Inc., as of December 31, 2003, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The financial statements for the year ended December 31, 2003 have been restated from my previous audit of this year. As explained more fully in Note H, the company had previously recorded a note payable to a related entity as preferred stock. This amount has been reclassified as a note payable.

In my opinion, the financial statements referred to above present fairly, in a material respects, the financial position of Animal Cloning Sciences, Inc. as of December 31, 2003, and the results of its operations and shareholders' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ David M. Winings

David M. Winings
October 28, 2005



                        ANIMAL CLONING SCIENCE, INC.
                       [A Development Stage Company]
                             BALANCE SHEETS
                      December 31, 2004 and 2003

                      ASSETS

                                                  2004           2003
                                                              [Restated]
CURRENT ASSETS                              $        -0-  $        -0-
                                              ----------    ----------
        TOTAL ASSETS                        $        -0-  $        -0-
                                              ==========    ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                           $      1,575  $        -0-
 Accounts Payable - Related Party                    300           -0-
 Other Accrued Liabilities
  Accrued Expenses/NP Interest Expense and
    Administrative Expenses (NOTE I)              20,625        13,125
Salaries Payable-Officers/Directors
  (Note H) 	                                  645,000       645,000
                                              ----------    ----------
TOTAL CURRENT LIABILITIES                   $    667,500  $    658,125

Long-Term Note Payable
 related party(Note I)                           150,000       150,000
                                              ----------    ----------
   TOTAL LIABILITIES                        $    817,500  $    808,125
                                              ----------    ----------
   SHAREHOLDERS' EQUITY (Note C)*

*Preferred stock, no par value; 2,000,000
  Shares authorized;-0- outstanding         $        -0-  $        -0-

*Common stock, no par value;
  100,000,000 shares authorized; Issued and
  outstanding 142,894 at 12/31/04 and
  142,825 at 12/31/03 (See Statement of
  Shareholders' Equity, Pg 9 of Fin Stmts)    11,990,765    11,990,765

 Retained earnings (accumulated deficit)     <12,797,015>  <12,797,015>
 Deficit accumulated during
  Re-entering development stage		   <11,250>	   <1,875>
                                              ----------    ----------
   TOTAL SHAREHOLDERS' EQUITY               $<   817,500> $<   808,125>
                                              ----------    ----------
         TOTAL LIABILITIES & EQUITY         $        -0-   $       -0-
                                              ==========    ==========


See accompanying notes to the
financial statements.


.. . .
      8               ANIMAL CLONING SCIENCES, INC.
                      [A Development Stage Company]
                        STATEMENTS OF OPERATIONS      From Re-entering
                                                      Development Stage
                                                       Sept. 30, 2003
                                  Years Ended Dec. 31,     Through
                                    2004        2003    Dec. 31, 2004
Revenues/Income                  $   -0-    $     -0-     $     -0-
Expenses:
 General and Admin Exp (NOTE I)    1,875          -0-        1,875
                                   -----     --------      --------
INCOME<LOSS> FROM OPER.          $ 1,875    $     -0-    $<  1,875>
                                   -----     --------      --------
Other income/(expenses)
Interest Expense/NP (NOTE I)      <7,500>      <1,875>      < 9,375>
                                   -----     --------      --------
  Total other income/(expenses)  $<7,500>   $<  1,875>    $<  9,375>
                                   -----     --------      --------
TOTAL EXPENSE<LOSS>BEFORE INCOME
 TAX(NOTE G)                     $<9,375>   $<  1,875>    $< 11,250>
Income tax benefit (expense)
      Current income tax benefit     -0-          -0-           -0-
      Deferred income tax expense    -0-          -0-           -0-
                                   -----      -------      --------
INCOME<LOSS> FROM CONTINUING
 OPERATIONS                      $<9,375>   $<  1,875>    $< 11,250>
INCOME<LOSS> FROM DISCONTINUED
 OPERATIONS                          -0-     <665,533>          -0-
INCOME<LOSS> Sale of assets
 from Discontinued operations        -0-     <31,398>           -0-
                                   -----      -------      --------
NET INCOME<LOSS>                 $<9,375>   $<698,806>    $< 11,250>
                                   =====      =======     =========
Basic (Loss) per common share,
continuing operations (NOTE J)   $<0.004>    $<0.01>      $<0.08>

Basic (Loss) per common share,
discontinued operations (NOTE J)   $-0-      $<4.67>        $-0-

sale of assets from discontinued
 operations                         -0-      $<0.22>         -0-
                                   =====     =======      =========
Total (Loss) per share          $<0.004>    $<4.90>        $<0.08>
                                   =====     =======      =========
Basic weighted average common
shares outstanding (NOTE J)      142,894     142,825       142,894
                               =========     =======      =========


See accompanying notes to the financial statements.


.. . .

                    ANIMAL CLONING SCIENCES, INC.
                    [A Development Stage Company]
                   STATEMENT OF SHAREHOLDERS' EQUITY
                     From December 31, 2002 through
                        December 31, 2004
                            [Restated}

                                                             <Deficit>
                                                            Accumulated
                                                  Retained  During The
              Pref. Stk.      Common Stock        Earnings  Development
              Shs  $ Amt   Shares    $ Amount    <(Deficit>    Stage
              --- ------- ---------  ----------  ----------  ----------
 BALANCES FWD.
12/31/02      -0-  -0-     142,825  11,990,765    <11,500,084>      -0-
TOTAL NET
EQUITY <$490,681>
==============
ActivityYr/03:
--------------
 (Writedown)SFP
  Bank Stk FMV
  Liquidation                                    <   600,000>
Comprehensive
 Net(Loss)Yr03                                   <   696,931>  <1,875>
ADJ BALANCE* -  ------- ----------  ----------   -----------  --------
12/31/2003     -0-  -0-     142,825  11,990,765    <12,797,015>  <1,875>
NET<DEFICIT>
$<808,125>*
==========
2/24/04 10/1
Reverse Stk
Split Rounding                  69
2/24/04 Issued          25,415,000
3/4/04 Issued            2,400,000
4/7/04 Reduced         <27,815,000>
ActivityYr/04 -0-  -0-         -0-         -0-           -0-   <9,375>
-------------
BALANCES AT   --- ---   ----------  ----------   -----------  --------
12/31/2004 --> -0- -0-      142,894  11,990,765   <12,797,015> <11,250>
NET<DEFICIT>  === ===   ==========  ==========   ===========  ========
$<817,500>
==========


See accompanying notes to the financial statements.



.. . .

                      ANIMAL CLONING SCIENCES, INC.
                      [A Development Stage Company]
                        STATEMENTS OF CASH FLOWS
                                                      From Re-entering
                                                      Development Stage
                                                      On Sept. 30, 2003
                                    For Years Ended        Through
                                      December 31,    December 31, 2004
                                    ---------------   -----------------
                                      2004       2003
Net Income(loss) Current Operations$< 9,375> <   1,875>    <11,250>
Net Income(loss) Discontinued Oper.     -0-  < 696,931>       -0-

TRANSACTIONS NOT REQUIRING CASH:
   Depreciation Fixed Assets           -0-       23,800       -0-
   Amortization Capital R&D/Goodwill   -0-       43,180       -0-
CASH PROVIDED/(USED)FOR CHANGES IN:
LIABILITIES INCREASE/(DECREASE):
   Accts Payable                       -0-   <   16,943>      -0-
   Other Accrued Liabilities           -0-   <   39,000>      -0-
   Expense Accruals (Admin/Int Exp)    9,375      7,500     11,250
   Minority Interest SFD Subsidiary    -0-   <    2,000>      -0-
   NP Cash Advances/Operating Exp      -0-   <  198,968>      -0-
   NP Cowan-Mitchell Land Mortgage     -0-   <   47,648>      -0-
   SFP Margin Account                  -0-   <  750,000>      -0-
   Officers/Directors Salaries
     Fees Accrual                      -0-   <  255,000>      -0-
   NP Hulven Mortgage on Ranch         -0-   <  690,440>      -0-
                                      ------   --------    ------
Total Cash Provided (Used) from
   Operating Activities                -0-   <2,624,325>      -0-

INVESTING ACTIVITIES CASH EFFECT-
   Sale SFP Common Stock               -0-    1,568,500       -0-
   Sale of Ranch Facility              -0-    1,054,750       -0-
                                      ------   --------    ------
Total Cash Provided (Used) from
   Investing Activities                -0-    2,623,250       -0-

Total Cash Provided (Used) from
   Financing Activites:                -0-          -0-       -0-
                                      ------   --------    ------
NET INCREASE (DECREASE) IN CASH      $ -0-  $<    1,075>  $   -0-

CASH, BEGINNING OF PERIOD              -0-        1,075       -0-
                                      ----     --------    ------
CASH, END OF PERIOD                  $ -0-  $       -0-   $   -0-
                                      ====     ========    ======
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
 Cash paid during the period for
 interest & charges SFP Bank/Geneva,
 net of dividend income             $  -0-  $    73,662   $    -0-
                                     =====     ========    =======
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
 Income taxes Paid                  $  -0-  $       -0-   $    -0-
                                     =====     ========    =======

See accompanying notes to the financial statements.
.. . .

                       ANIMAL CLONING SCIENCES, INC.
                       [A Development Stage Company]
                       NOTES TO FINANCIAL STATEMENTS
                            December 31, 2004
General:

The financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Note A: Nature of organization and summary of significant accounting policies

Nature of organization:

ANIMAL CLONING SCIENCES, INC. (the "Company") was organized in the state of Washington. The Company was a holding company involved in the cloning of horses. Because of adverse rulings from the U.S. Department of Agriculture in refusing to grant licenses for importing animal embryos into the United States, Animal Cloning discontinued its operations and its cloning efforts and sold its Ranch Facilities during the third quarter of Fiscal Year 2003. The results of these transactions were reported in the SEC 10-QSB Quarterly Report ending September 30, 2003 and the 2003 SEC 10-KSB Year End Audited Reports. For all intensive purposes, Animal Cloning has ceased all of its operations and is in the process of finding a suitable merger entity.

The Company is considered to have re-entered into the development stage on September 30, 2003. The Company has not generated any revenues and is considered to be a development stage company according to the provisions of Industry Guide 7. The Company at the present time has not paid any dividends, and, any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

.. . .

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

Investments:
During the quarter ended March 31, 2003 the Company recorded a $600,000 write-down of its investment in SFP Bank, Geneva. During the quarter ended September 30, 2003 the Company sold its investment to pay liabilities. There were no investments held at December 31, 2003 and 2004.

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

Stock-based compensation:

The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Accordingly, stock option awards are considered to be "non-compensatory" and do not result in the recognition of compensation expense (see Note E).

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

Restatement-Common Stock Shares Outstanding at 12/31/04 and 12/31/03:

On February 24, 2004, the Company effected a 10-for-1 stock split. The financial statements have been restated, for all periods presented, to reflect the stock split. (See Note C).

Recently Enacted Accounting Standards:

Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment to FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.



.. . .

NOTE B:  Related party transactions

On November 13, 2000, the board of directors approved the acquisition of a medical data base from a Director of Animal Cloning Sciences, Inc. for $425,000 to be amortized over a five year period. This transaction was recorded as capitalized R&D for $395,000 based on actual cost of U.
S. Medical Access. The $30,000 difference is Goodwill.

Note C:  Shareholders' Equity

Preferred stock:
During February, 2004, the Company Shareholders voted to increase the number of authorized shares from 1,000,000 to 2,000,000.

Class A Preferred Stock:
The Company has designated 1,500 shares of no par value Class A
preferred stock.   Class A shareholders are not entitled to receive
dividends, however holders of the Class A preferred stock are entitled to elect two thirds of the directors of the Company. As of December 31, 2004 and 2003, there are no shares issued or outstanding.

Class B Convertible Preferred Stock:
The Company has designated 110,000 shares of no par value convertible Class B preferred stock. Class B shareholders are entitled to receive dividends in a manner similar to common shareholders when declared by
the board of directors.   Each Class B share is convertible into one
share of common stock, at the option of the shareholder, provided that the market price for the Company's common stock is at or above $4.50
per share.   At December 31, 2004 and 2003 there were no shares issued
and outstanding.

Common Stock:
During February 2004, the Company Shareholders voted to increase the number of shares authorized from 50,000,000 to 100,000,000. On February 24, 2004, the Company effected a ten for one reverse common stock split. The financial statements, for all periods presented, have been restated to reflect the stock split.

During February and March 2004, the Company issued 27,815,000 shares of its previously un-issued stock for the cancellation of salaries payable to officers, the cancellation of a note payable of $150,000, and 100% of BBMF, Inc. stock. However, during April 2004, the Company reversed the transaction and cancelled the 27,815,000 shares of its previously issued stock for the attempted merger with BBMF, Inc. and reduction of liabilities.

....

Note D:  Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/Liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2004, the Company has available unused operating loss carryforwards of approximately $1,325,000, which may be applied against future taxable income and which expire in various years through 2024.

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effect of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of net operating loss carryforwards and accrued compensation expense, are approximately $669,800 and $666,500 as of December 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $3,300 during the twelve months ended December 31, 2004.

Note E:  Commitments and contingencies

Stock option plan:
At December 31, 2002, an aggregate of 800,000 shares of common stock was reserved for issuance under the Company's 1993 stock option plan. Pursuant to the plan, the board of directors may grant options to
employees, officers, directors, or others at their discretion.   As of
December 31, 2004 and 2003, no options had been granted under the plan.

Other stock options:
At December 31, 2003, an aggregate of 233,334 shares of common stock was reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 233,334 shares of common stock
(of which 194,834 were to Company officers) at $2.50 per share.   The
options expired in April 2004.   These options were not issued under the
Company's 1993 stock option plan.

A summary of the status of the options is presented below:

                                      For the Year Ended December 31,
                                          2004____  _____2003____
                                        Weighted     Weighted
                                        Average       Average
                                        Exercise     Exercise
                                       Shares Price   Shares Price
Outstanding at beginning of period	233,334 $2.50    233,344 $2.50
Granted                                   -0-    -0-     -0-    -0-
Exercised                                 -0-    -0-     -0-    -0-
Forfeited                                 -0-    -0-     -0-    -0-
Expired                               233,334  $2.50     -0-    -0-
                                      ======= ======== ======= =====
Outstanding at end of Period              -0-    -0-   233,334 $2.50
                                      ======= ======== ======= =====
Weighted average fair value of
 Options granted during the period        -0-    -0-     -0-    -0-
                                     ======= ======== ======= =====

On November 14th 2000 an aggregate of 3,715,000 shares of common stock was reserved for management compensation and/or incentives. As of December 31, 2004 and 2003, no options had been granted.

Officers' salaries:
The board approved the accrual (for future payment at a time to be set)to two officers (Mr. Dempsey Mork, CEO/Director and Mr. Riccardo
Mortara, President/Director) at a rate of $60,000 per year each for salaries in 1995, 1996, 1997, 1998, 1999, 2000, 2001, 2002 and 2003,
totaling $1,020,000 as of September 30, 2003 to be payable in common stock of
Animal Cloning, based on the market value at time of issuance.   At December
31, 2002 and September 30, 2003, no amounts had been paid nor had any common stock been issued in satisfaction of this commitment. These costs have been classified as Notes Payable for years 1995 through September 30, 2003.
During the 3RD Quarter ending September 30, 2003, as part of the sale of the SFP Stock Investments, a partial payment of $375,000 was made by the transfer of an equivalent amount of $375,000 of SFP Common Stock to these two officers, leaving a net amount due at December 31, 2004 and 2003 of $645,000; $352,500 due Mr.Dempsey Mork and $292,500 due Mr. Riccardo Mortara.

Note F:  Industry and geographical segment reporting

As of and for the years ended December 31, 2004 and 2003, the Company operated and had assets in the United States and Europe as follows:

                                           2004            2003
INCOME (LOSS) FROM OPERATIONS
  United States                        $<  9,375>       $ <565,144>
  Europe                                     -0-          <133,662>
                                        --------         ---------
TOTAL LOSS FROM OPERATIONS             $<  9,375>       $ <698,806>
                                        ========         =========
IDENTIFIABLE ASSETS
  United States                        $      -0-       $1,122,505
  Europe                                      -0-        2,168,500
                                        ---------        ---------
TOTAL IDENTIABLE ASSETS                $      -0-       $3,291,005
                                        =========        =========

Note G:  Discontinued operations

There were no costs associated with discontinued operations in 2004.

Note H: Restatement
The Company previously issued December 31, 2003 financial statements which have been restated to reflect the following adjustments: the Comapany had previously recorded a note payable to a related entity as preferred stock. The note instrument has a maturity date and stated interest rate and conversion feature. To date the not has not been converted and interest has never been accrued. Payment Terms: the note payable will accrue interest on the principle balance until the note is due in March 2007, at that time the accrued interest and principle balance are due and payable. The following schedule provides disclosure of th effects of the restatement as the company has accrued interest.

                     For the Year Ended
                     December 31, 2003

                     As previously
                     reported              As Restated              Change
       Total Assets              0               0                    0

       Total Equity         (645,000)              (808,125)      (163,125)

       Net Loss             (691,306)              (698,806)        (7,500)

       Net loss Per Common
       Share                  (4.838)              (4.890)          (0.052)

Weighted Shares Outstanding  42,825              142,825               0

Note I:  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sale of its common stock or through a possible business combination with another entity. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
.. . .

Note J:  Loss Per Share

The following data show the amounts used in computing loss per share for the periods presented:
                                                      From Re-entering
                              For the Three Months   Development Stage
                                  December 31,       9/30/03 - 12/31/04
                              --------------------
                                   2004     2003
                              -----------------------------------------
Net <loss> available to common
Shareholders (numerator)     $   <9,375>  $<698,806>     $<  11,250>

Weighted average number of
common shares outstanding
used in <loss> per share for
the period (denominator)        142,894     142,825         142,894

Dilutive <loss> per share was not presented, because the effect would be anti-dilutive.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None. There were no disagreements with our former Auditor, Mr. David M. Winnings, Palm Desert, CA who was replaced by Pritchett, Siler and Hardy, Salt Lake City, Utah in mid 2004 due to the fact that the PCAOB Certification was taking an extensive amount of time to complete.


.. . .

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

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been discovered.

            PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. No annual meeting has been set. Identification of Directors and Executive Officers of the Company.

The names and positions of the present directors and officers of the Company are set forth below:

Name                  Age          Position
Dempsey K. Mork       64      Chief Executive Officer
                                and Director,

Riccardo Mortara      55      President and Director

Norbert L. LeBoeuf    76      Secretary & Chief Financial
                                Officer and Director


.. . .

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

Item 10. Executive Compensation at December 31, 2004

At December 31, 2003, an aggregate of 233,334 shares of common stock were reserved for issuance upon exercise of non-qualified stock options outstanding to purchase an aggregate of 233,334 shares of common stock (of which 194,834 were to the Company officers) at $2.50 per share. The
options expired in April, 2004.   The exercise price was $2.50.   Mr.
Mortara and Mr. Mork each held 97,417.   These options were not issued
under the Company's 1993 stock option plan.

Stock Option Plan.

At December 31, 2004, an aggregate of 800,000
shares of common stock was reserved for issuance under the Company's
1993 stock option plan.   Pursuant to the plan, the board of directors
may grant options to employees, officers, directors, or others at their discretion. As of December 31, 2004, no options had been granted under the plan.

On November 14th 2000 an aggregate of 3,715,000 shares of common stock were reserved for management compensation and/or incentives, and incentive options to scientists. As of December 31, 2004, no options had been granted.

Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any
.. . .

option may again be used for awards under the Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award.

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

At the discretion of the Company, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of the Company's Common Stock or by delivery or recourse promissory notes or a combination of notes, cash and shares of the Company's common stock or a combination thereof. Incentive stock options may only be issued to directors, officers and employees of the Company. Stock options may be granted under the Plan may include the right to acquire an AO (Accelerated Ownership) Non-Qualified Stock Option. All options granted to date have included the AO feature.

If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's common stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related. Stock appreciation rights and/or restricted stock may be granted in conjunction with or may be unrelated to stock options.

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


.. . .

Mr. Mortara and Mr. Mork are eligible to receive $60,000 per year salary (until September 2003) each which has been accrued on the financial statements of the Company. This amounted to $1,020,000 as of September 30, 2003. As part of the Company's closing of the Ranch and Equine Operations in 2003, a partial $375,000 payment was made by SFP Bank setting aside an equivalent amount of $187,500 of SFP Common Stock shares to each Officer, leaving a total unpaid balance of $645,000 still due and payable ($352,500 due to Mr. Mork and $292,500 due Mr. Mortara).

Compliance with Section 16

Not Applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Shareholders.

The following table lists forth information on the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the Company capital stock, based on 1,428,253 common shares outstanding at December 31, 2004:


Name and Address                    Amount and Nature
Of Beneficial Title of              Of Beneficial            Percent
Class Ownership: Common Stock       Ownership                of Class*
Dempsey K. Mork                     136,293                   9.54%
52-625 Desert Club Drive
La Quinta, CA 92252

Riccardo Mortara                    116,182                   8.14%
14 Quai Du Seujet
CH-1201 Geneva
Switzerland

Robert J. Filiatreaux                79,283                   5.56%
77-545 Chillon
La Quinta, CA  92253                -------                  ------
   Total                            331,758                  23.24%
                                    =======                  ======

*Percent of Class calculation is based on 1,428,253 total number of Common
Stock Issued and Outstanding at the end of December 31, 2004.



Item 12. Certain Relationships and Related Transactions

Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention.  Each officer and director may continue to do so
.. . .

notwithstanding the fact that management time should be devoted to the business of the Company. No procedures have been adopted to resolve such conflicts of interest.

Item 13.  Exhibits and Reports on Form 10-KSB
- -----------------------------------------------
Exhibits