Form 10QSB
period 2004-09-30
ANIMAL CLONING SCIENCES INC
filed 2005-12-27
CIK 915337

     SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C. 20549

                 FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

         Commission File Number 0-22934

         Animal Cloning Sciences, Inc.
    (Exact Name of Small Business Issuer as
          specified in its Charter)

         Washington                                  91-1268870
(State or other Jurisdiction of                     I.R.  S. Employer
Incorporation or Organization                    Identification Number

52-625 Desert Club Drive, La Quinta, CA               92252
(Address of principal executive offices)           (Zip Code)

                     (760) 219-2776
              (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes        No  X

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                    142,894
Title of Class                      Number of Shares Outstanding
                                   as of the date of this report





....

GENERAL COMMENTS


For the past several years, Animal Cloning was actively working with the United States Department of Agriculture to obtain approval to import frozen equine embryos for the purpose of cloning horses.


During this period of time, the Company was also actively pursuing a joint venture operation with an Italian research company who would create embryos, freeze and export to the Company for implanting into Animal Cloning's mares. The Department of Agriculture had ensured the Company that they would grant a permit for importing these frozen embryos.


Animal Cloning encountered several delays in securing permits for importing these embryos. We continued our development efforts based on the assurances from the Department of Agriculture that they would eventually grant permits to the Company for importing frozen equine embryos.


The Department of Agriculture informed Animal Cloning during the early part of 2003 that the permits would not be forthcoming, and, they further advised us that they had just passed a regulation forbidding the importation of animal embryos into the United States. As a result of these happenings, Animal Cloning discontinued its cloning efforts and closed its equine operations.


In view of these latest actions by the Government, the Company sold its Ranch Operations in the 3rd quarter, 2003, which resulted in an overall Net Income Credit of $<31,398> and is reflected in the Animal Cloning's Financial Statements for 3rd Quarter 10QSB dated September 30, 2003, page 8, Financial Footnotes 8B and 8C.


Since that period, the Company has been actively seeking a merger with an active operating entity.


For the past nine months, Animal Cloning has been in a holding pattern awaiting the certification of its auditor, Mr. David W. Winnings, CPA, by the PCAOB (Public Company Accounting Oversight Board). The Company decided that it could no longer afford to wait for this certification. A replacement CPA firm, Pritchett, Siler and Hardy, Salt Lake City, has been hired to do its SEC Filings in accordance with the requirements of NASDAQ regulations. Accordingly, the Company dismissed Mr. Winnings. There were no disagreements between Animal Cloning and Mr. Winnings.



.. . .

Item 1. Financial Statements.

         Animal Cloning Sciences, Inc.
         [A Development Stage Company]
       UNAUDITED CONDENSED BALANCE SHEET

                                      Sept. 30,    Dec. 31,
2004	       2003
                                                   Restated
                      ASSETS
CURRENT ASSETS:
 Cash                              $        -0-  $        -0-
                                     ----------    ----------
  Total current assets             $        -0-  $        -0-
                                     ----------    ----------

TOTAL ASSETS                       $        -0-  $        -0-
                                     ==========    ==========
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES:
 Accounts Payable                  $        -0-  $        -0-
 Notes Payable (NOTE 4)                 150,000       150,000
 Accrued NP Interest Expense (NOTE 4)    18,750        13,125
 Other Accrued Liabilities                  -0-           -0-
 Accrued Salaries (Note 3)         $    645,000  $    645,000
                                     ----------    ----------
  TOTAL LIABILITIES                $    813,750  $    808,125
                                     ----------    ----------

SHAREHOLDERS' EQUITY

 Preferred stock, no par value:
  1,000,000 shares authorized;
  issued and outstanding           $        -0-  $        -0-

 Common stock, no par value:
  50,000,000 shares authorized;
  142,894 issued and outstanding     11,990,765    11,990,765
  September 30, 2004 and December
  31, 2003

 Retained earnings(accum deficit)   <12,797,015>  <12,797,015>
 Deficit accumulated during
  Re-entering development stage	   <7,500>       <1,875>
                                     ----------    ----------
TOTAL SHAREHOLDERS'EQUITY(DEFICIT) $<   813,750>  <   808,125>
                                     ----------    ----------
TOTAL LIABILITIES and EQUITY       $        -0-  $        -0-
                                     ==========    ==========

The accompanying notes are an integral part of these unaudited financial Statements.

....

Animal Cloning Sciences, Inc.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
For the 3 and 9 Months Year to date
September 30, 2003 and 2004
                                                             From
                                                          Re-entering
                                                          Development
                                                            Stage On
                           3 Months Ended 9Mon Yr to Date Sept 30, 2003
                              Sept. 30,       Sept. 30,      Through
                           2004      2003   2004     2003 Sept 30, 2004
                                   Restated       Restated
Revenues                   $-0- $     -0-  $-0-   $   -0-   $     -0-
EXPENSES:
General/Admin. Expenses     -0-       -0-   -0-       -0-         -0-
                           ----  --------  ----  --------    --------
Income<Loss> from Oper.     -0-       -0-   -0-       -0-         -0-

Other income/(expenses)
 Interest Exp. NP(NOTE 4)  1,875       -0-  5,625     -0-       7,500
 Other income(expenses)     -0-        0-   -0-       -0-         -0-
                           ----  --------  ----  --------    --------
Income (loss) from
 Continuing Operations  $<1,875>      -0-  <5,625>   <-0->  $<  7,500>
Income(loss) from
 Discontinued Operations    -0- <420,159>   -0-  <665,542>        -0-
 Sale of Assets from
  Discontinued operations   -0-  <31,389>   -0-   <31,389>        -0-
                           ----  --------  ----  --------    --------
Net income (loss)      $<1,875> <451,548><5,625> <696,931>  $<  7,500>
                           ====  ========  ====  ========    ========
Per share information:
----------------------
Basic(loss) per common sh
 Continuing Operations   $<0.01> $<0.00>  $<0.04>  $<0.00>   $<0.05>

Discontinued Operations  $<0.00> $<3.16>  $<0.00>  $<4.66>   $<0.00>

Sale of Assets           $<0.00> $<0.22>  $<0.00>  $<0.22>   $<0.00>
                          ------  ------   ------   ------    ------
Total Earnings (Loss)
 Per Share               $<0.01> $<3.38>  $<0.04>  $<4.88>   $<0.05>

Basic weighted Avg. number
common sh outstanding   142,894 142,825   142,894  142,825   142,894
                        ======= =======   =======  =======   =======



The accompanying notes are an integral part of these unaudited financial statements

Animal Cloning Sciences, Inc.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For 9 months Year to Date
September 30, 2004 and 2003
                                                    From Re-entering
                                  9 Months Ended  Development Stage On
                                     Sept. 30,   Sept. 30, 2003 Through
                                   2004     2003      Sept. 30, 2004
                                          Restated
Operating Activities:                                         $
 Net income (loss)(NOTE 4)     $< 5,625> $     -0-        < 7,500>
Discontinued Operations:
 Net income (loss)                 -0-    <696,931>          -0-
 Transactions not requiring cash:
 Depreciation                      -0-      23,500           -0-
 Amortize capitalized R-D          -0-      39,500           -0-
 Amortization Goodwill             -0-       2,000           -0-
 Amortize DNA Lab Setup            -0-       1,680           -0-
Cash provided (used) changes in:
 Current/other assets/decr(incr)
 Current/other liab/(decrease)
  increase (NOTE 4)               5,625      5,625          7,500
CURRENT and OTHER LIABILITIES:
  Incr/(Decr) Accounts Payable     -0-  <   16,943>          -0-
  Incr/(Decr) Other Accr Liab,     -0-  <   33,000>          -0-
  Incr/(Decr) Minority Interest    -0-  <    2,000>          -0-
  Incr/ (Decr) NP Oper. Exp.       -0-  <  206,858>          -0-
  (Decr) NP Mortgage/Mitchell      -0-  <   59,560>          -0-
  Incr/(Decr)SFP Bank Margin Act   -0-  <  676,338>          -0-
  Incr/(Decr)NP Officers Fees      -0-  <  255,000>          -0-
  Incr/(Decr)NP HULVEN             -0-  <  750,000>          -0-
                                 -----   ---------         -----
Net cash provided(used)from
  Operating Activities             -0-  <2,624,325>          -0-

INVESTING ACTIVITIES CASH EFFECT:
  SFP Investments (Incr)/Decr      -0-   1,568,500           -0-
  Sale of Ranch Facility Decr      -0-   1,054,750           -0-
                                 -----   ---------         -----
Total Cash Provided (Used) from
  Investing Activities		    -0-   2,623,250           -0-

Total Cash Provided (Used) from
  Financing Activities:            -0-          -0-           -0-
                                 -----   ---------         -----

TOTAL NET INCREASE(DECREASE)CASH   -0-  <    1,075>          -0-
CASH, BEGINNING OF PERIOD          -0-       1,075           -0-
                                 -----    --------        ------
CASH, END OF PERIOD             $  -0-   $     -0-      $    -0-
                                 ======   ========        ======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Income Taxes Paid: 	            -0-        -0-           -0-
  Interest Paid                     -0-        -0-           -0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
 -None

Accompanying notes are an integral part of these unaudited financial statements.






.. . .

Animal Cloning Sciences, Inc.
[A Development Stage Company]
UNAUITED CONDENSED FINANCIAL NOTES
For the 3 and 9 Months Year to Date
September 30, 2004

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:

The unaudited condensed financial statements of Animal Cloning Sciences, Inc. ("The Company") included herein, have been prepared without auditpursuant to the rules and regulations of the Securities and ExchangeCommission. Although certain information normally included infinancial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed financial statements for the 3 and 9 months year to date periods Sept.30, 2004 should be read in conjunction with the financial statements and notes thereto included in this report, the prior quarterly 10QSB reports dated March 31 and June 30, 2004, and, the prior year end Animal Cloning Sciences' Annual Report on Form10-KSB for the fiscal year ended December 31, 2003.

The unaudited condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

RE-ENTERING DEVELOPMENT STAGE:

The Company is considered to have re-entered into the development stage on September 30, 2003. The Company has not generated any revenues and is considered to be a development stage company according to provisions of Industry Guide 7. The Company at the present time has not paid any dividends and any dividends that may be paid in the future will depend upon financial requirements of the Company and other relevant factors.

RESTATEMENT - COMMON STOCK:

On February 24, 2004, the Company effected a 10-for-1 stock split. The financial statements have been restated, for all periods presented, to reflect the stock split.

NOTE-2 GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplated continuation of the Company as a going concern. However, the Company has no ongoing operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


.. . .

NOTE-3 LIQUIDATION OF ANIMAL CLONING RANCH OPERATIONS AND FACILITIES:

The equine cloning ranch operations and facilities purchased in the first quarter of 2002 were disposed in the third quarter of 2003 as a result of new regulations enacted by the U.S. Department of Agriculture forbidding the importation of animal embryos into the United States. Please refer to General Comments set forth on page 3 of this report.

All assets were sold and all liabilities were liquidated except for a portion of Accrued Officers' salaries amounting to $645,000, dating back to fiscal year 1995.

Full details have been disclosed in the prior year 2003 10QSB report for the third 3RD quarter ending September 30, 2003, Page 8 Financial Notes 8B and 8C, and, the 10KSB report for the annual year end audit period ending December 31, 2003.

NOTE-4 RECLASS OF PREFERRED STOCK TO NOTES PAYABLE/5% ANNUAL INTEREST (RELATED PARTY):

The Preferred Stock amount of $150,000 has been reclassified to a Note Payable of $150,000 with an accrual interest expense rate of 5 (five)% per annum, retroactive to March 31, 2002 (which was the date of the original $150,000 Preferred Stock issuance) and is convertible into Common Stock at the Fair Market Value of the Common Stock at the date of conversion or the maturity date.

NOTE-5 RESTATEMENT:

The Company previously issued September 30, 2003 and December 31, 2003 financial statements which have been restated to reflect the following adjustments: The Company had previously recorded a note payable to a related entity as preferred stock. The note instrument has a maturity date and stated interest rate and conversion feature. The note has not been converted and interest had not been accrued. The following schedule shows the effect of recording an interest accrual.

                  For the Nine Months                  For the Year Ended
                    Ended September 30, 2003                December 31, 2003
              ___________________________________  _____________________________________
             As previously                        As previously
               Reported__   As Restated    Change     Reported__  As Restated  _Change_

Total Assets             0            0         0              0            0          0

Total Equity      <645,000>    <806,250> <161,250>      <645,000>    <808,125> _<183,125>

Net <Loss>       <691,306>    <696,931> <  5,625>      <691,306>    <696,806>    <7,500>

Net <Loss> per
 Common Share        <0.48>       <0.49>    <0.01>         <0.48>       <0.49>     <0.01>





.. . .

NOTE-6 LOSS PER SHARE:

The following data shows the amounts used in computing the loss per share for the periods presented:
<table>                                              From Re-entering the
                                                    Development Stage on
                     For the Three Months  For the Nine Months    September 30, 2003
                      Ended September 30,  Ended September 30,  through Sept. 30, 2004
                       2004_     2003_       2004_     2003_

Net<loss>available to
Common Shareholders
(numerator)          $<1,875> $<451,577>  $<5,625>  $<696,931>    $     <7,500>______

Weighted Average number
common shares outstanding
used in <loss) per share
for the period
(denominator)        142,894    142,825   142,894    142,825            142,894______

Dilutive <loss> per share was not presented because the effect would be anti-dilutive.

NOTE-7 INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 required the Company to provide a net deferred tax asset/ liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2004, the Company has available unused operating loss carryforwards of approximately $1,321,000, which may be applied against future taxable income and which expire in various years through 2025.

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of net operating loss carryforwards and accrued compensation expense, are approximately $668,500 and $666,500 as of September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,000 during the nine months ended September 30, 2004.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c))
.. . .

within 90 days of the filing date of this quarterly report on Form 10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

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

Date:  June 8, 2005
By: /s/Dempsey K. Mork
(Chief Executive Officer and duly authorized officer/director)