Form 10QSB
period 2005-03-31
ANIMAL CLONING SCIENCES INC
filed 2006-01-04
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C. 20549

                 FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

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

Yes        No  X

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                     142,894
Title of Class                             Number of Shares
                                   Outstanding at March 31, 2005





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

In view of these latest actions by the Government, the Company sold its Ranch Operations and Equine Cloning activities in the 3rd quarter 2003 and ceased all its operations.

Since that period, the Company has been actively seeking a merger with an active operating entity.

The Company re-entered the Development Stage effective with ceasing all of its operating activities on September 30, 2003.

No financial activities have occurred since the close of its operations on September 30, 2003 through the end of the 1ST Quarter ending March 31, 2005.
.. . .

Item 1. Financial Statements.

         Animal Cloning Sciences, Inc.
         [A Development Stage Company]
       UNAUDITED CONDENSED BALANCE SHEET

                                      March. 31,    Dec. 31,
                                        2005         2004
                                                   [Audited]
                      ASSETS
CURRENT ASSETS:
 Cash                              $        -0-  $        -0-
                                     ----------    ----------
  Total current assets             $        -0-  $        -0-
                                     ----------    ----------
TOTAL ASSETS                       $        -0-  $        -0-
                                     ==========    ==========
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts Payable                  $        -0-  $        -0-
 Accounts Payable - Related Party	      400           300
 Accrued Admin Expenses                   2,275         1,575
 Notes Payable (Note 4)                 150,000       150,000
 Accrued Salaries(Note 3)          $    645,000  $    645,000
 Accrued NP Interest                     22,500        20,625
                                     ----------    ----------
  TOTAL CURRENT LIABILITIES        $    820,175  $    817,500

                                     ----------    ----------
    TOTAL LIABILITIES	            $    820,175       817,500

SHAREHOLDERS' EQUITY

 Preferred stock, no par value:
  2,000,000 shares authorized;
  issued and outstanding           $        -0-  $        -0-

 Common stock, no par value:
  100,000,000 shares authorized;
  142,894 issued and outstanding     11,990,765    11,990,765

 Retained earnings(accum deficit)   <12,797,015>  <12,797,015>
 Deficit accumulated during
   Re-entering development stage        <13,925>      <11,250>
                                     ----------    ----------
TOTAL SHAREHOLDERS'EQUITY(DEFICIT) $<   820,175> $<   817,500>
                                     ----------    ----------
TOTAL LIABILITIES and EQUITY       $        -0-  $        -0-
                                     ==========    ==========

The accompanying notes are an integral part of these Unaudited condensed financial Statements.


....

Animal Cloning Sciences, Inc.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
For the 3 months ended March 31, 2004 and 2003
And from re-entering development stage
On September 30, 2003 through March 31, 2005
                                                             From
                                                          Re-entering
                                                          Development
                                                            Stage On
                            3 Mon Ended                  Sept 30, 2003
                             March 31,                      Through
                           2005         2004             Mar 31, 2005
Revenues                $   -0- $        -0-               $     -0-
                         ------       ------                --------
EXPENSES-General/Admin
 Audit Fees                 300          -0-                     300
 Accounting Services        100          -0-                     400
 Legal Fees                 300          -0-                   1,500
 Transfer Agent Fees        100          -0-                     475
                         ------       ------                --------
Total Expenses              800          -0-                   2,675
                         ------       ------                --------
Income<Loss> from Oper. <   800>      <  -0->               <  2,675>

Other income/(expenses)     -0-           0-                     -0-
  Interest Expense/ NP     1,875       1,875                  11,250
                          ------      ------                --------
Net income (loss)       $< 2,675>    $<1,875>               $<13,925>
                          ======      ======                ========
Per share information:
----------------------
Basic(loss) per common sh
 Continuing operations   $<0.02>      $<0.01>                 $<0.10>
                           -----        ----                   -----
Basic weighted Avg. number
common sh outstanding    142,894      142,894                142,894
                         =======      =======                =======

The accompanying notes are an integral part of these unaudited condensed financial Statements

....

Animal Cloning Sciences, Inc.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the 3 months ended March 31, 2004 and 2003
And from re-entering development stage
On September 30, 2003 through March 31, 2005

                                                    From Re-entering
                                 3 Months Ended   Development Stage On
                                     March 31,   Sept. 30, 2003 Through
                                   2005     2004     March 31, 2005
                                     $        $            $
NET INCOME (LOSS) FROM:

 Current Operations             $< 2,675> $<1,875>    $<13,925>

CASH PROVIDED (USED) CHANGES IN:
 Current/other assets/decr(incr)
   rrent/other liab/(decr)incr       -0-      -0-          -0-

 Current and Other Liabilities:
  Incr/(Decr) Accounts Payable       -0-      -0-          -0-
  Incr/(Decr) Other Accr Liab,     2,675    1,875       13,925
                                  ------   ------       ------
Net cash provided(used) From Oper    -0-      -0-          -0-
                                  ------   ------       ------
Net cash provided(used) by
 Financing activities                -0-      -0-          -0-
                                  ------   ------       ------
Net cash provided(used)by
 Investing activities                -0-      -0-          -0-
                                  ------   ------       ------
TOTAL NET INCREASE(DECREASE)CASH     -0-      -0-          -0-

CASH, BEGINNING OF PERIOD            -0-      -0-          -0-
                                  ------   ------       ------
CASH, END OF PERIOD             $    -0- $    -0-      $   -0-
                                  ======   ======       ======
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Income Taxes paid:                   -0-      -0-          -0-
Interest Paid:                       -0-      -0-          -0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
-None


Accompanying notes are an integral part of these unaudited condensed financial statements.







....

                    Animal Cloning Sciences, Inc.
                   [A Development Stage Company]
                UNAUITED CONDENSED FINANCIAL NOTES
                 For the 3 months and year to date
                         March 31, 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTIG POLICIES

GENERAL:

The unaudited condensed financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed financial statements for the 3 months and year to date periods March 31, 2005 should be read in conjunction with the financial statements and notes thereto included in this report, the prior quarterly 10QSB reports dated March 31, June 30, and September 30, 2004, and, the prior year end Animal Cloning Sciences' Annual Report on Form10-KSB for the fiscal year ended December 31, 2004.

The unaudited condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2004 audited financial statements. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

RESTATEMENT - COMMON STOCK

On February 24, 2004 the Company effected a 10-for-1 reverse stock split. The financial statements have been restated, for all periods presented, to reflect the stock split.

RECENTLY ENACTED ACCOUNTING STANDARDS:

Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE-2 GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplated continuation of the Company as a going concern. However, the Company has no ongoing operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

Full details have been disclosed in year 2003 10QSB report for the third 3RD quarter ending September 30, 2003, Page 8 Financial Notes 8B and 8C, and, the 10KSB report for the annual year end audit periods ending December 31, 2003 and 2004.

NOTE-4 RESTATMENT

The Company previously issued March 31, 2004 financial statements which have been restated to reflect the following adjustments: The Company had recorded a Note Payable to a related entity as Preferred Stock.
The note instrument has a maturity date and stated interest rate and conversion feature. To date, the note has not been converted and interest has never been accrued. The following schedule provides disclosure of the effect of the restatement as the Company has accrued interest.

                For the Three Months           For the Year Ended
                Ended March 31, 2004           December 31, 2004
                Reported   As Restated   Change    Reported   As Restated   Change
Total Assets     $        0_            0_         0_        0_            0_         0_

Total Equity     $ <645,000>    <820,175>  <175,175> <645,000>     <817,500>  <172,500>

Net <Loss>       $        0_       <2,675>   <2,675> <  5,625>_    <  9,375>    <3,750>

Net <Loss> per
  Common Share   $    0.000_       <0.02>    <0.02>    <0.04>       <0.07>    <0.03>

NOTE-5 LOSS PER SHARE:

The following data shows the amounts used in computing the loss per share for the periods presented:
                                             From Re-entering the
                                      		Development Stage on
                              For the Three Months  	September 30, 2003
                               Ended March 31		through March 31, 2005

                                 2005_     2004_       _

Net<loss>available to
Common Shareholders
(numerator)                    $<2,675> $<1,875>       	$      <13,925>______

Weighted Average number
common shares outstanding
used in <loss) per share
for the period
(denominator)                   142,894   142,894                142,894______

Dilutive <loss> per share was not presented because the effect would be anti-dilutive.

NOTE-6 INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 required the Company to provide a net deferred tax asset/ liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2005, the Company has available unused operating loss carryforwards of approximately $1,331,000, which may be applied against future taxable income and which expire in various years through 2025.

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of net operating loss carryforwards and accrued compensation expense, are approximately $670,900 and $669,800 as of March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,100 during the three months ended March 31, 2005.


Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.
.. . .

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



Date:  December 31, 2005
By: /s/Dempsey K. Mork
(Chief Executive Officer and duly authorized officer/director)