Form 10QSB
period 2005-09-30
ANIMAL CLONING SCIENCES INC
filed 2006-01-09
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C. 20549

                 FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

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

Yes        No  X

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)          YES [x]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                     142,894
Title of Class                             Number of Shares
                                   Outstanding at September 30, 2005


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


No financial activities have occurred since the close of its operations on September 30, 2003 through the end of the 3rd Quarter ending
September 30, 2005.
.. . .

Item 1. Financial Statements.

         Animal Cloning Sciences, Inc.
         [A Development Stage Company]
       UNAUDITED CONDENSED BALANCE SHEET

                                   September 30,     Dec. 31,
                                        2005         2004
                      ASSETS
CURRENT ASSETS:
 Cash                              $        -0-  $        -0-
                                     ----------    ----------
  Total current assets             $        -0-  $        -0-
                                     ----------    ----------
TOTAL ASSETS                       $        -0-  $        -0-
                                     ==========    ==========
LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts Payable                  $        -0-  $        -0-
 Accounts Payable - Related Party	      600           300
 Accrued Admin Expenses                   3,675         1,575
 NP Reclassify Preferred Stock          150,000       150,000
 Officers/Directors Sal.           $    645,000  $    645,000
 Accrued Interest                        26,250        20,625
                                     ----------    ----------
TOTAL CURRENT LIABILITIES               825,525       817,500
                                     ----------    ----------
TOTAL LIABILITIES                 $     825,525  $    817,500
                                     ----------    ----------

SHAREHOLDERS' EQUITY

 Preferred stock, no par value:
  2,000,000 shares authorized;
   no shares issued and outstanding $        -0-  $        -0-

 Common stock, no par value:
  100,000,000 shares authorized;
  142,894 issued and outstanding     11,990,765    11,990,765

 Retained earnings(accum deficit)   <12,797,015>  <12,797,015>
 Deficit accumulated during
  Re-entering development stage         <19,275>      <11,250>
                                      ----------     ----------
TOTAL SHAREHOLDERS'EQUITY(DEFICIT) $<   825,525> $<   817,500>
                                      ----------     ----------
TOTAL LIABILITIES and EQUITY       $        -0-  $        -0-
                                      ==========     ==========

The accompanying notes are an integral part of these unaudited concensed financial Statements.
Note: the balance sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

Animal Cloning Sciences, Inc.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
For the 3 and 9 months ended September 30, 2005 and 2004
 And from re-entering development stage on September 30, 2003 through September 30, 2005
                                                             From
                                                          Re-entering
                                                          Development
                                                            Stage On
                            3 Mon Ended 9 Mon Yr to Date Sept 30, 2003
                              Sept 30,         Sept 30,      Through
                           2005    2004      2005     2004 Sept 30,2005
Revenues                $   -0- $   -0-  $    -0-  $   -0-   $     -0-
                         ------  ------   -------   ------    --------
EXPENSES-General/Admin
 Audit Fees                 300     -0-       900      -0-         900
 Accounting Services        100     -0-       300      -0-         600
 Legal Fees                 300     -0-       900      -0-       2,100
 Transfer Agent Fees        100     -0-       300      -0-         675
                         ------  ------   -------   ------    --------
Total Expenses              800     -0-      2,400      -0-       4,275
                         ------  ------   -------   ------    --------
Income<Loss> from Oper. <   800>    -0-     <2,400>     -0-   <  4,275>

Other expenses
 Interest Expense/ NP     1,875   1,875     5,625     3,750     15,000
                         ------  ------   -------    ------    --------
Net income (loss)      $< 2,675> $<1,875>$< 8,025> $ <3,750> $< 19,275>
                         ======  ======   =======    ======    ========
Per share information:
----------------------
Basic(loss) per common shares
 Continuing operations    <$0.02> <$0.01>   <$0.06>  <$0.03>    <$0.13>
                          ------ ------     -----     ----       -----
Basic weighted Avg. number
common shares outstanding 142,894 142,894  142,894   142,894    142,894
                          ======= =======  =======   =======    =======

The accompanying notes are an integral part of these unaudited condensed financial Statements

....

Animal Cloning Sciences, Inc.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For 3 and 6 months ended September 30, 2005 and 2004
And from re-entering development stage
On September 30, 2003 through September 30, 2005


                                                             From Re-entering
                                 3 Months Ended    9 Mon.Ended      Development Stage
                                     Sept 30,       Sept 30,        Sept 30, 2003 Thru
                                   2005      2004      2005   2004  Sept 30, 2005
NET INCOME (LOSS) FROM:

 Current Operations              < 2,675> <1,875> <8,025> <3,750> $<19,275>

 Discontinued Operations             -0-    -0-    -0-     -0-         -0-

CASH PROVIDED (USED) CHANGES IN:
 Current/other assets/decr(incr)
   rrent/other liab/(decr)incr       -0-    -0-    -0-     -0-         -0-

 Current and Other Liabilities:
  Incr/(Decr) Accounts Payable       -0-    -0-    -0-     -0-         -0-
  Incr/(Decr) Other Accr Liab,     2,675   1,875  8,025   3,750      19,275
                                  ------   ----- ------  ------     -------
Net cash provided(used) From Oper    -0-    -0-    -0-     -0-         -0-
                                  ------   ----- ------  ------     -------
Net cash provided(used) by
 Financing activities                -0-    -0-    -0-     -0-         -0-
                                  ------   ----- ------  ------     -------
Net cash provided(used)by
 Investing activities                -0-    -0-    -0-     -0-         -0-
                                  ------   ----- ------  ------     -------
TOTAL NET INCREASE(DECREASE)CASH     -0-    -0-    -0-     -0-         -0-

CASH, BEGINNING OF PERIOD            -0-    -0-    -0-     -0-         -0-
                                  ------   ----- ------  ------     -------
CASH, END OF PERIOD               $  -0-    -0-    -0-     -0-         -0-
                                  ======   ===== ======  ======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income Taxes Paid:                $  -0-    -0-    -0-     -0-         -0-
Interest Paid:                    $  -0-    -0-    -0-     -0-         -0-

SUPPLEMENTAL SHCEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
-None


The accompanying notes are an integral part of these unaudited condensed financial statements.








....



Animal Cloning Sciences, Inc.
[A Development Stage Company]
NOTES TO UNAUITED CONDENSED FINANCIAL STATEMENTS
For the 3 months and 9 months year to date
September 30, 2005

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

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

RESTATEMENT - COMMON STOCK

On February 27, 2004 the Company effected a 10-for-1 reverse stock split. The financial statements have been restated, for all periods presented, to reflect the stock split.

RECENTLY ENACTED ACCOUNTING STANDARDS:

Statement of Financial Accounting Standards ("SFAS") No. 151,"Inventory cost - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67', SFAS No. 153, "Exchanges of Nonmonetary assets - an amendment of APB Opinion No. 29", SFAS No. 123 (Revised
2004) "Share-Based Payment:, and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (Revised 2004), and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE-4 RESTATMENT

The Company previously issued June 30, 2004 financial statements which have been restated to reflect the following adjustments: The Company had recorded a Note Payable to a related entity as Preferred Stock. The note instrument has a maturity date and stated interest rate and conversion feature. To date, the note has not been converted and interest has been accrued. [see note 6]

NOTE-5 LOSS PER SHARE:

The following data shows the amounts used in computing the loss per share for the periods presented:
<table>                          	    	          From Re-entering the
<caption>                             		          Development Stage on
                       For the Three Months    For the Nine Months     September 30, 2003
                           Ended Sept 30,        Ended Sept 30      through Sept 30, 2005
                            2005    2004          2005_     2004_       _

Net<loss>available to
Common Shareholders
(Numerator)               <2,675>  <1,875>     $<8,025>  $<3,750>	 $      <19,275>______

Weighted Average number
common shares outstanding
used in <loss) per share
for the period
(Denominator)             142,894   142,894     142,894   142,894          142,894______

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

NOTE-7 INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 required the Company to provide a net deferred tax asset/ liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2005, the Company has available unused operating loss carryforwards of approximately $1,333,000, which may be applied against future taxable income and which expire in various years through 2025.

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of net operating loss carryforwards and accrued compensation expense, are approximately $672,500 and $669,800 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,700 during the nine months ended Septemeber 30, 2005.


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



Date:  January 6, 2006
By: /s/Dempsey K. Mork
(Chief Executive Officer and duly authorized officer/director)