Form 10KSB
period 2005-12-31
ANIMAL CLONING SCIENCES INC
filed 2006-04-28
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005 [x]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from to

                  Commission file number 0-22934

                   ANIMAL CLONING SCIENCES, INC.
        (Exact name of small business issuer in its charter)
            Washington                         91-1268870
       (State or other jurisdiction         IRS Information
      of incorporation or organization)    Identification No.

        69930 Highway 111, Suite 100, Rancho Mirage, CA     92270
        (Address of principal executive offices)          (Zip Code)

                           (760) 219-2776
         Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Preferred Stock, no par value:  None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES [ ]          NO [X]

Check if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[X]     NO [ ]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock.

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.


Common Stock,                          no par value     142,894
Title of Class                        Number of Shares Outstanding
                                           at April 20, 2006

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

In early 2003, the Company was informed by the USDA that its license to import frozen embryos, which was expected to be issued, would not be forthcoming because of concerns arising due to the tragic events occurring on September 11, 2001. As a result, the Company ceased its efforts at cloning and disposed of assets used for cloning in the third quarter of 2003. For full details on these matters, please refer to the Company's Form 10-QSB for the quarter ended September 30, 2003, and Form 10-KSB for the year ended December 31, 2003.

As of September 3, 2003, the Company is considered to have re-entered the development stage. Since 2003, the Company has neither generated revenues nor conducted any operations. The Company's only activity is the incurrence of general and administrative expenses to maintain its status as a reporting company with the SEC. The Company's current business plan is to locate a suitable candidate for merger or acquisition.

Employees.

The Company has no employees. The officers of the Company do not work exclusively for the Company.



Subsidiaries.

The Company's only subsidiary, Societe Financiere de
Distribution, Geneva, SA, was dissolved with the liquidation of the Company's cloning assets during the quarter ended September 30, 2003.

Item 2. Description of Property

With the closing of and disposition of the Company's ranch and equine cloning operations, the Company's headquarters were relocated in early 2006 to Rancho Mirage, CA in an office furnished free of charge by Mr. Dempsey Mork, the Company's CEO.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

There is not currently a public trading market for the Company's securities. As of December 31, 2005, there were 142,894 common shares and no preferred shares issued and outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. As of December 31, 2005, there were approximately 166 common shareholders of record.

Item 6.   Management's Discussions and Analysis or Plan of Operations

The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included in this Form 10-KSB and the prior reports for fiscal year 2005.

No significant business activity was conducted by the Company during the fiscal year 2005. As a result, no income was earned by the Company in 2005 and there was no cash at the end of the year.

The primary activity of the Company will involve seeking merger or acquisition candidates it can acquire or with whom it can merge. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. We will encounter various risks in implementing and executing our business strategy. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

The Company does not intend to make any loans to any prospective merger or acquisition candidate, or to any unaffiliated third parties.

The officers and directors of the Company are currently involved in other activities and will devote only a portion of their time to the specific business affairs of the Company until such time as a merger or acquisition candidate has been determined. At such a time, they expect to spend the necessary time and effort to investigate and finalize any merger or acquisition.

The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and the target company.

Capital and Source of Liquidity.

During the third quarter of 2003, the Company sold its ranch and equine cloning facilities, which were originally purchased during the first quarter of 2002 through the issuance of its note payable and the assumption of long-term debt. The Company has not engaged in any investing activities since then.

Plan of Operations

The Company has not engaged in any material operations or had any operations during the past two fiscal years. In 2005 and 2004, the Company generated no revenues, and incurred administrative expenses of $12,500 and $9,375, respectively. In 2003, the Company generated no revenues and had a net loss of $698,806.

We do not expect to purchase any significant equipment for the foreseeable future.

We do not expect any significant changes in the number of employees in the next twelve months.

We do not currently provide any services and have not generated any revenues, and we do not expect to generate revenues for the foreseeable future, nor do we anticipate incurring any significant expenses. Therefore, we will continue to operate on a minimal budget. Any expenses incurred will be paid for by our officers and directors and reimbursed once a merger or acquisition transaction takes place and we start generating cash flows. We intend to limit our operations to seeking merger and acquisition candidates, and don't believe it is necessary to raise any additional funds during the next twelve months.

Item 7.   Financial Statements and Supplementary Financial Data.

See attached financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In September 2005, we engaged Pritchett, Siler & Hardy, Salt Lake City, UT, to be our independent auditor, replacing our previous auditor, Mr. David Winings, CPA, Palm Desert, CA. This change was made in order to comply with SEC Regulations, which require that all public companies have a PCAOB registered accountant audit and certify year-end financial statements. Mr. Winings was not registered with the PCAOB. No Form 8-K was filed in connection with this change in auditors. The decision to change our independent auditor was approved by our Board of Directors.

On April 10, 2006, we engaged Child, Van Wagoner & Bradshaw, PLLC, of Salt Lake City, Utah, to be our independent auditor, replacing
Pritchett, Siler & Hardy. A Form 8-K was subsequently filed on April 13, 2006 indicating the change in auditor. The decision to change our independent auditor was approved by our Board of Directors.

None of the reports of Mr. Winings or Pritchett, Siler & Hardy
(collectively 'the Prior Auditors') on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between us and the Prior Auditors for either of the past two years or subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the Prior Auditors, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

Item 8A.   Controls and Procedures.

Evaluation of The Company's Disclosure Controls.

As of the end of the period covered in this Form 10-KSB, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "Disclosure Controls and
Procedures" ("Disclosure Controls").   Disclosure Controls, as defined
in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The CEO and CFO have made an evaluation of the Disclosure Controls and procedures relating to the annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC, and have judged such controls and procedures to be effective as of December 31, 2005, the evaluation date.

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

Item 8b.  Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. No annual meeting has been set. The names and positions of the present directors and officers of the Company are set forth below:

     Name          Age          Position

Dempsey K. Mork     64     Chief Executive Officer
                               and Director

Riccardo Mortara    56     President and Director

Norbert L. LeBoeuf  77     Secretary & Chief Financial
                             Officer and Director


Business Experience of Directors/Executive Officers:

Riccardo Mortara has been President and a Director of the Company since June 1993. Mr. Mortara is the managing director of Societe Financiere du Seujet, Geneva, Switzerland, a company which provides portfolio management and financial services to banks, corporations, and high net-worth individuals primarily in Europe. Between the years of 1984 and 1991, Mr. Mortara was a director of a Geneva private portfolio management company in which he still is a co-owner. Mr. Mortara currently serves on the boards of five financial services companies, and 2 publicly traded companies: Mediticnic, Inc. and Space Launches, Inc.

Dempsey K. Mork has been the Chief Financial Officer and a Director of the Company since December 1992 and was President from December 1992 to June 1993. Mr. Mork is now Chief Executive Officer and Director of the Company. Mr. Mork's background includes corporate development, mergers & acquisitions, and financial services, and he has been active in these fields for the past 25 years. Mr. Mork is also an officer/director of Magellan Capital Corporation, Knickerbocker Capital Corporation, China Holdings, Inc., Apex Capital, Asian Financial, and North Star Ventures.

Norbert L. LeBoeuf is currently Secretary & Chief Financial Officer of the Company. Mr. LeBoeuf has served as controller for the Company
since June 1998.   His professional career includes three years with
the U.S. Marine Corps in Legal and Administrative Areas (1952-55) and 40 years in all areas of finance for small, medium and large (Fortune
500) companies, in electronics, manufacturing and aerospace.   Mr.
LeBoeuf retired in 1995 and has done accounting and tax consulting. Since 1996, he has been controller and a director for various companies associated with Mr. Mork.

Significant Employees.

The Company has no employees who are not executive officers.

Audit Committee.

The Board of Directors is the acting audit committee. There is currently no audit committee expert, as the Company does not have available funds to compensate such an individual.

Code of Ethics.

The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted such a code of ethics because all of management's efforts have been directed to acquiring a business for the Company; at a later time, the board of directors may adopt such a code of ethics.

Item 10. Executive Compensation

During the period of 1995 through 2003 and in accordance with compensation agreements then in effect, Mr. Riccardo Mortara and Mr. Dempsey Mork (the Officers) had accumulated $1,020,000 in accrued salaries. As of December 31, 2005, $645,000 was still owed to the Officers.
To date, no additional compensation has been provided to the officers and directors. There are currently no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's officers or directors for committee participation, special assignments, or other services rendered in the normal course of business.

Compliance with Section 16(A).

N/A

Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Shareholders.

The following table lists forth information on the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the Company's total common stock of 142,894 outstanding at December 31, 2005:

     Name and Address             Amount of Shares
     Of Beneficial                  Beneficially            Percent
     Ownership                         Owned*               of Class

Dempsey K. Mork                         13,629               9.5%
69930 Highway 111, Suite 100
La Quinta, CA 92270

Riccardo Mortara                        24,207                17%
14 Quai Du Seujet
CH-1201 Geneva
Switzerland

Robert J. Filiatreaux                    7,928                5.5%
77-545 Chillon
La Quinta, CA  92253

Total                                   45,764                 32%


Item 12. Certain Relationships and Related Transactions

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company's CEO. The note is convertible at a rate of $.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2007. At December 31, 2005, the Company had accrued $28,125 in interest.
Current year interest expense was $7,500.

The Company's officers and directors have resolved to provide for various expenses incurred by the Company with only minimal repayment due at the time a merger or acquisition is effected and cashflows are available. These expenses consist of, but are not limited to accounting, filing requirements, and management services. At December 31, 2005, the Company had accumulated $3,375 in such fees payable to its officers and directors.

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



Item 13.  Exhibits and Reports on Form 8-K

(a)       The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.
- --------------

3.1 Articles of Incorporation (Incorporated by reference from Registration Statement on Form 10-SB previously filed with the Securities and Exchange Commission).

3.2 Bylaws (Incorporated by reference from Registration Statement on Form 10-SB previously filed with the Securities and Exchange
Commission).

31.1     Certification Under Section 302 of the Sarbanes-Oxley Act of
2002

31.2     Certification Under Section 302 of the Sarbanes-Oxley Act of
2002

32.1     Certification Under Section 906 of the Sarbanes-Oxley Act of
2002

32.2      Certification Under Section 906 of the Sarbanes-Oxley Act of
2002

(b) The Corporation did not file a report on Form 8-K during the quarter ended December 31, 2005.

ITEM 14. Principal Accountant Fees and Services

All audit and related services are approved by the Board of Directors (the acting audit committee) prior to the rendering of services.

Audit Fees

The fees incurred during the years ending December 31, 2005 and 2004 for professional services rendered by our principal accountants, Pritchett, Siler & Hardy (2005) and Mr. David Winings (2004), for the audits of our annual financial statements and review of our quarterly financial statements totaled $3,500 and $0, respectively.

Audit-Related Fees

The Company did not incur any fees for the year ending December 31, 2005 or 2004 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the Audit Fees disclosure above.

Tax Fees

The Company did not incur any fees for the year ending December 31, 2005 or 2004 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed for the years ending December 31, 2005 or 2004 for professional services rendered by our auditors for all other services not disclosed above.


SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:
Animal Cloning Sciences, Inc.

By:  /s/  Riccardo Mortara
- -------------------------------------
Riccardo Mortara
President


By:  /s/  Dempsey Mork
- -------------------------------------
Dempsey Mork
CEO


By:  /s/  Norbert L. LeBoeuf
- -------------------------------------
Norbert L. LeBoeuf
CFO








ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and the Period of
September 3, 2003 (Re-Entering Development Stage) to December 31, 2005


Table of Contents                                        Page

Report of Independent Registered Accounting Firm           1

Financial Statements:

     Balance Sheet                                         2

     Statements of Operations                              3

     Statement of Changes in Shareholders' Deficit         4

     Statements of Cash Flows                              5

     Notes to the Financial Statements                    6-10


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ANIMAL CLONING SCIENCES, INC.
La Quinta, CA

We have audited the balance sheet of Animal Cloning Sciences, Inc. (a development stage company) (the Company) as of December 31, 2005, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2004 and the period from re-entering development stage on September 3, 2003 through December 31, 2003 were audited by other auditors, whose reports dated July 5, 2005 (year ended December 31, 2004) and February 9, 2004 (period from re-entering development stage on September 3, 2003 through December 31, 2003) included an explanatory paragraph expressing uncertainty regarding the Company's ability to continue as a going concern. The amounts and disclosures for such prior periods included in the accompanying financial statements and footnotes are based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered net losses since it re-entered development stage on September 3, 2003, and is currently a shell corporation conducting minimal transactions. These factors, among others, raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
April 13, 2006
Salt Lake City, Utah
                   ANIMAL CLONING SCIENCES, INC.
                   (A Development Stage Company)
                          BALANCE SHEET
                        December 31, 2005

ASSETS

Total assets                                    $     -

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable                                $     3,500
Due to related parties                                3,375
Accrued salaries - officers/directors               645,000

Total current liabilities                           651,875

LONG-TERM LIABILITIES

Convertible note payable - related party            150,000
Accrued interest - related party                     28,125

Total long-term liabilities                         178,125


Total liabilities                                   830,000

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 2,000,000 shares
  authorized; 0 shares issued and outstanding          -
Common stock, no par value; 100,000,000
  shares authorized; 142,894 shares issued
  and outstanding                                11,990,765
Retained deficit                                (12,797,015)
Deficit accumulated since
  re-entering development stage                     (23,750)

TOTAL STOCKHOLDERS' DEFICIT                        (830,000)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT        $     -










See accompanying notes to the financial statements.

                        ANIMAL CLONING SCIENCES, INC.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS

                                                               From Re-
                                                               Entering
                                                              Dev. Stage
                                                              (Sept. 30,
                                                               2003) to
                                   Years Ended Dec. 31,         Dec. 31,
                                     2005           2004          2005

Revenues                           $     -       $     -        $     -

Expenses
     General and administrative     5,000          1,875          6,875

Net loss from operations           (5,000)          (1,875)      (6,875)

Other expenses
     Interest expense              (7,500)          (7,500)      (16,875)

  Total other income/(expenses)    (7,500)          (7,500)      (16,875)

Net loss before income taxes      (12,500)          (9,375)      (23,750)

Income tax benefit (expense)          -          -          -

Net loss                    $     (12,500)     $     (9,375)  $  (23,750)

Basic and diluted loss per
     common share             $      (0.09)     $     (0.07)

Weighted average common
     shares outstanding             142,894          142,894


















See accompanying notes to the financial statements.
3

                                         ANIMAL CLONING SCIENCES, INC.
                                         (A Development Stage Company)
                                         NOTES TO FINANCIAL STATEMENTS
                     For the Years Ended December 31, 2005 and 2004, and the Period of
                  September 3, 2003 (Re-Entering Development Stage) to December 31, 2005


                                                                                     Deficit
                                                                                   Accumulated     Total
                                                                                   During the      Stock-
                                  Pref. Stk.     Common Stock      Retained        Development    holders'
                              Shares   Amount   Shares   Amount     Deficit           Stage       Deficit

Balance, 9/3/03               -     $     -    142,825$ 11,990,765 $(12,797,015)   $    -     $   (806,250)

Net loss                      -           -        -          -          -          (1,875)         (1,875)

Balance, 12/31/03             -          -     142,825  11,990,765  (12,797,015)    (1,875)       (808,125)

10-to-1 reverse stock
     split, 2/24/04, rounding -          -       69          -          -                -          -
Shares issued, 2/24/04        -          -    25,415,000     -          -                -          -
Shares issued, 3/4/04         -          -     2,400,000     -          -                -          -
Shares cancelled, 4/7/04      -          -   (27,815,000)    -          -                -          -

Net loss                      -          -        -          -          -          (9,375)          (9,375)

Balance, 12/31/04             -          -       142,894 11,990,765  (12,797,015) (11,250)        (817,500)

Net loss                      -          -        -          -          -          (12,500)        (12,500)

Balance, 12/31/05             -    $     -       142,894 $11,990,765 $(12,797,015)$(23,750)     $ (830,000)


See accompanying notes to the financial statements.

4



                    ANIMAL CLONING SCIENCES, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS

                                                                From Re-
                                                                Entering
                                                               Dev. Stage
                                                               (Sept. 30,
                                   For the Years Ended          2003) to
                                      December 31,               Dec. 31,
                                  2005           2004             2005

Operating Activities

Net Loss                $     (12,500)          (9,375)          (23,750)

Changes in operating assets
     and liabilities:

Accounts payable                  1,925          1,575             3,500
Due to related party              3,075            300             3,375
Accrued interest - related party  7,500          7,500            16,875

Net cash used in operating
     activities                      -              -                -

Investing Activities                 -              -                -
Financing Activities                 -              -                -
Net change in cash                   -              -                -
Cash, beginning of period            -              -                -
Cash, end of period            $     -        $     -          $     -

Supplemental Disclosures:
 Cash paid for interest or
     income taxes              $     -        $     -          $     -














See accompanying notes to the financial statements.
5
                        ANIMAL CLONING SCIENCES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
      For the Years Ended December 31, 2005 and 2004, and the Period of September 3, 2003 (Re-Entering Development Stage) to December 31, 2005

Note 1 - NATURE OF ORGANIZATION

Animal Cloning Sciences, Inc. (the Company) was organized in Washington on August 16, 1984 as a holding company involved in the cloning of horses. Because of adverse rulings from the U.S. Department of Agriculture in refusing to grant licenses for importing animal embryos into the United States, the Company discontinued its operations and its cloning efforts and sold its ranch facilities during the third quarter of 2003. The results of these transactions were reported in Form 10-QSB for the quarter ending September 30, 2003, and Form 10-KSB for the year ended December 31, 2003.

As of September 3, 2003, the Company is considered to have re-entered the development stage, in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises." Since 2003, the Company has neither generated revenues nor conducted any operations. The Company's only activity is the incurrence of general and administrative expenses to maintain its status as a reporting company with the SEC. The Company's current business plan is to locate a suitable candidate for merger or acquisition.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of the accompanying financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the years ended December 31, 2005 or 2004.

Loss Per Common Share
SFAS 128, "Earnings per Share," requires a dual presentation of earnings per share-basic and diluted. Basic loss per common share is computed by dividing the net loss for the period by the weighted average shares outstanding. The Company's convertible debt (Note 4) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic and diluted losses per share are the same.
6
ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and the Period of September 3, 2003 (Re-Entering Development Stage) to December 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

Recently Issued Accounting Standards
In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances).
SFAS 150 was effective for contracts entered into or modified after May
31, 2003.







7
ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and the Period of
September 3, 2003 (Re-Entering Development Stage) to December 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Recently Issued Accounting Standards (CONT'D)
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

SFAS 148, 149, and 154 do not have current application to the Company, but may be applicable to the Company's future financial reporting. The Company does have convertible debt (Note 3), which management has determined does not fall under the scope of SFAS 150. The Company's convertible debt is not mandatorily redeemable, rather it is redeemable at the option of the holder. In addition, it is not redeemable for a fixed amount based on a variable number of shares, rather both the amount and the number of shares are fixed.

NOTE 3 - RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company's CEO. The note is convertible at a rate of $.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2007. At December 31, 2005, the Company had accrued $28,125 in interest.
Current year interest expense was $7,500.

The Company's officers and directors have resolved to provide for various expenses incurred by the Company at a minimal cost until such time that a merger candidate is found. These expenses consist of, but are not limited to, accounting, filing requirements, and management services. The costs of these services were $1,500 and $1,875 during 2005 and 2004, respectively, for a total of $3,375 payable to officers and directors at December 31, 2005.

NOTE 4 - STOCKHOLDERS' EQUITY

Preferred Stock
During February 2004, the Company's shareholders voted to increase the number of authorized shares from 1,000,000 to 2,000,000. The Company has not issued any preferred stock since inception. The rights for preferred stock not designated as Class A or B will be determined by the Board of Directors prior to issuance.
8
ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and the Period of September 3, 2003 (Re-Entering Development Stage) to December 31, 2005

NOTE 4 - STOCKHOLDERS' EQUITY (CONT'D)

Class A Preferred Stock
The Company has designated 1,500 shares of no par value Class A
preferred stock.   Class A shareholders are not entitled to receive
dividends, but are entitled to elect two-thirds of the directors of the Company.

Class B Convertible Preferred Stock
The Company has designated 110,000 shares of no par value convertible Class B preferred stock. Class B shareholders are entitled to receive dividends in a manner similar to common shareholders when declared by
the board of directors.   Each Class B share is convertible into one
share of common stock at the option of the shareholder, provided that the market price for the Company's common stock is at or above $4.50 per share.

Common Stock
During February 2004, the Company's shareholders voted to increase the number of shares authorized from 50,000,000 per their articles of incorporation to 100,000,000.

On February 24, 2004, the Company effected a 10-to-1 reverse split on its common stock. The financial statements, for all periods presented have been restated to reflect the stock split.

During February and March 2004, the Company issued 27,815,000 shares of its common stock for the cancellation of salaries payable to officers, the cancellation of a note payable of $150,000, and 100% of the stock of a company with which it was merging. However, during April 2004, the Company reversed the transaction and cancelled the 27,815,000 shares of its previously issued stock for the attempted merger and reduction of liabilities.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2005, the Company has available unused operating loss carryforwards of approximately $1,337,500, which may be applied against future taxable income and which expire in various years through 2026.





9
ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and the Period of
September 3, 2003 (Re-Entering Development Stage) to December 31, 2005

NOTE 5 - INCOME TAXES (CONT'D)

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effect of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax asset, which is based on an effective tax rate of 35% and consists mainly of net operating loss carryforwards and accrued compensation expense, is approximately $468,125 as of December 31, 2005. It has been fully offset with a valuation allowance, which increased by $4,375 during 2005.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the period of 1995 through 2003 and in accordance with compensation agreements then in effect, the Company's president and CEO had accumulated $1,020,000 in accrued salaries, of which $645,000 was still payable at December 31, 2005.
NOTE 7 - GOING CONCERN

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





10