Form 10QSB
period 2006-03-31
ANIMAL CLONING SCIENCES INC
filed 2006-05-16
CIK 915337

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C. 20549

                 FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

         Commission File Number 0-22934

         Animal Cloning Sciences, Inc.
    (Exact Name of Small Business Issuer as
          specified in its Charter)

         Washington                                  91-1268870
(State or other Jurisdiction of                     I.R.  S. Employer
Incorporation or Organization                    Identification Number

69930 Highway 111, Ste 100 Rancho Mirage, CA               92270
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

Yes        No  X

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                     142,894
Title of Class                             Number of Shares
                                   Outstanding at May 15, 2006









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

The Company re-entered the Development Stage effective with ceasing all of its operating activities on September 3, 2003. The only activities that occurred since the close of operations are the incurrence of fees associated with maintaining our status as a public reporting company (audit, legal, and filing fees, etc.), and the incurrence of interest expense on an outstanding loan payable to a related party (see Note 2 to the attached financial statements).
.. . .
















Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

         Animal Cloning Sciences, Inc.
         [A Development Stage Company]
       UNAUDITED CONDENSED BALANCE SHEET
               March 31, 2006
                                      March. 31,
                                        2006       <s>
                      ASSETS
CURRENT ASSETS:
 Cash                              $        -0-
                                     ----------
  Total current assets             $        -0-
----------
TOTAL ASSETS                       $        -0-
==========
LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable                  $     6,500   ?
 Due to related party			   3,375
 Accrued salaries (Note 4)             645,000
                                     ----------
  TOTAL CURRENT LIABILITIES            654,875
LONG-TERM LIABILITIES: (Note 3)
 Notes payable 				 150,000
 Accrued interest ? related party	  30,000

  TOTAL LONG-TERM LIABILITIES		 180,000
                                     ----------
    TOTAL LIABILITIES	            $   834,875

SHAREHOLDERS' DEFICIT

 Preferred stock, no par value:
  2,000,000 shares authorized;
  issued and outstanding           $    -0-

 Common stock, no par value:
  100,000,000 shares authorized;
  142,894 issued and outstanding     11,990,765

 Retained earnings(accum deficit)   <12,797,015>
 Deficit accumulated since
   Re-entering development stage       <28,625>
                                     ----------
TOTAL SHAREHOLDERS'DEFICIT $       <   834,875>
----------
TOTAL LIABILITIES and STOCKHOLDERS?
  DEFICIT       		     $        -0-
==========

The accompanying notes are an integral part of these unaudited condensed financial statements.


                  Animal Cloning Sciences, Inc.
                  [A Development Stage Company]
             UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                                                             Since
                                                          Re-entering
                                                          Development
                                                            Stage On
                           Three Months Ended            Sept 3, 2003
                             March 31,                      Through
                           2006         2005             Mar 31, 2006
Revenues                $   -0- $        -0-               $     -0-
                         ------       ------                --------
EXPENSES
 General and
 administrative           3,000          800                  9,875
                         ------       ------                --------
Total Expenses            3,000          800                  9,875
                         ------       ------                --------
Loss from Oper.          <3,000>      <  800>              <  9,875>

Other expense
  Interest expense         1,875       1,875                 18,750
                          ------      ------                --------
Net loss                $< 4,875>    $<2,675>              $<28,625>
                          ======      ======                ========
Per share information:
----------------------
Basic(loss) per common share
 Continuing operations   $<0.04>      $<0.02>
                           -----        ----
Basic weighted Avg. number
common shares outstanding 142,894      142,894
                         =======      =======

The accompanying notes are an integral part of these unaudited condensed financial statements





                  Animal Cloning Sciences, Inc.
                  [A Development Stage Company]
            UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                                    Since Re-entering
                                Three Months Ended Development Stage On
                                     March 31,   Sept. 3, 2003 Through
                                   2006     2005     March 31, 2006
                                     $        $            $
NET LOSS FROM:
Current operations               $< 4,875> $<2,675>   $<28,625>


 Changes in operating assets and liabilities:
  Increase in accounts payable     3,000      700        6,500
  Increase in accounts payable ?
	related parties	              -0-      100        3,375
  Incr/(Decr) accrued
Interest ? related party           1,875    1,875       18,750
                                  ------   ------       ------
Net cash provided(used) From Oper    -0-      -0-          -0-
                                  ------   ------       ------
Net cash provided(used) by
 Financing activities                -0-      -0-          -0-
                                  ------   ------       ------
Net cash provided(used)by
 Investing activities                -0-      -0-          -0-
                                  ------   ------       ------
TOTAL NET INCREASE(DECREASE)CASH     -0-      -0-          -0-

CASH, BEGINNING OF PERIOD            -0-      -0-          -0-
                                  ------   ------       ------
CASH, END OF PERIOD             $    -0- $    -0-      $   -0-
                                  ======   ======       ======
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Income Taxes paid:                   -0-      -0-          -0-
Interest Paid:                       -0-      -0-          -0-



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
-None


The accompanying notes are an integral part of these unaudited condensed financial statements.




                    Animal Cloning Sciences, Inc.
                   [A Development Stage Company]
                UNAUDITED CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                 For the Three Months Ended
                         March 31, 2006


GENERAL:

The unaudited condensed financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed financial statements for the three months ended March 31, 2006 should be read in conjunction with the financial statements and notes thereto included in this report, and the Annual Report on Form 10-KSB for the year ended December 31, 2005.

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






                     Animal Cloning Sciences, Inc.
                   [A Development Stage Company]
                UNAUDITED CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                 For the Three Months Ended
                         March 31, 2006

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

NOTE 3 - RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company's CEO. The note is convertible at a rate of $.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Annual interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2007. At March 31, 2006, the Company had accrued $30,000 in interest. Current quarter interest expense was $1,875.

The Company's officers and directors have resolved to provide for
                    Animal Cloning Sciences, Inc.
                   [A Development Stage Company]
                UNAUDITED CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                 For the Three Months Ended
                         March 31, 2006

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

various expenses incurred by the Company at minimal or no cost until such time that a merger candidate is found. These expenses consist of, but are not limited to, accounting, filing requirements, and management services. A total of $3,375 payable to officers and directors had been accrued at March 31, 2006.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During the period of 1995 through 2003 and in accordance with compensation agreements then in effect, the Company's president and CEO had accumulated $1,020,000 in accrued salaries, of which $645,000 was still payable at March 31, 2006.


NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of the Company as a going concern. However, the Company has no ongoing operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has not commenced operations and has negative working capital of approximately $650,000.

Capital and Source of Liquidity.
The Company does not expect to purchase any plant or significant equipment over the next twelve months.

Other than incidental costs that pertain to maintaining the Company's legal and SEC registration, there are no major cash requirements.

For the three months ended March 31, 2006 and 2005, the Company did not pursue any investing activities.

Results of Operations.
For the three months ended March 31, 2006 and 2005, the Company did not earn any revenues from operations.

The Company incurred general and administrative expenses of $3,000 and $800 for the three months ended March 31, 2006 and 2005, respectively, along with interest expense of $1,875 during each of the quarters ended March 31, 2006 and 2005.


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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5.  OTHER INFORMATION
None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are filed herewith:

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On May 8, 2006, the Company filed a Form 8-K indicating the replacement of its prior auditor, Pritchett, Siler & Hardy, PC, with Child, Van Wagoner & Bradshaw, PLLC, of Kaysville, Utah due to fee disputes. The Company had no disagreements with its prior auditor regarding accounting policies, financial statement disclosure, or audit scope, and its prior auditor did not issue any reports during the prior 2 fiscal years containing an adverse opinion, disclaimer, or qualified opinion due to uncertainty, scope, or accounting principles.

               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 2006
By: /s/Dempsey K. Mork
(Chief Executive Officer and duly authorized officer/director)




CERTIFICATIONS

Exhibit 31.1

I, Dempsey Mork, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Asian
Financial, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(d) disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:  May 15, 2006

/s/Dempsey Mork
---------------------------
Dempsey Mork
President, Chief Executive Officer, Director


Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asian Financial, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Dempsey Mork
------------------------------
Dempsey Mork
President, Chief Executive Officer, Director
May 15, 2006