Form 10QSB
period 2006-06-30
ANIMAL CLONING SCIENCES INC
filed 2006-09-27
CIK 915337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 0-22934

Animal Cloning Sciences, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Washington	91-1268870
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

69930 Highway 111, Suite 100, Rancho Mirage, CA 92270
(Address of Principal Executive Offices)

Issuer’s Telephone Number, Including Area Code: (760) 219-2776

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No☒

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date: As of September 20, 2006, the Issuer had 142,894 outstanding shares of Common Stock, No par value.

GENERAL COMMENTS

For the period of November 2000 through September 2003, Animal Cloning was actively working with the United States Department of Agriculture to obtain approval to import frozen equine embryos for the purpose of cloning horses.

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

No financial activities have occurred since the close of its operations on September 30, 2003 through the end of the quarter ending June 30, 2006.

Item 1. Financial Statements.
Animal Cloning Sciences, Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30,	Decemeber 31,
	2006	2005
	(UNAUDITED)
ASSETS
Current Assets
Cash	$0	$0
Total Current Assets	0	0
TOTAL ASSETS	$0	$0

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$8,100	3,500
Due to related party	3,375	3,375
Accrued salaries - officers/directors	645,000	645,000
Convertible note payable - related party	150,000	0
Accrued interest - related party	31,875	0
TOTAL CURRENT LIABILITIES	$838,350	$651,875

LONG-TERM LIABILITIES
Convertible note payable - related party	$0	$150,000
Accrued interest - related party	0	28,125
TOTAL LONG-TERM LIABILITIES	0	178,125

TOTAL LIABILITIES	$838,350	$830,000

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value:
2,000,000 shares authorized;
no shares issued and oustanding	0	0

Common stock, no par value:
100,000,000 shares authorized;
142,894 issued and oustanding	11,990,765	11,990,765

Retain deficit	(12,797,015)	(12,797,015)
Deficit accumulated since re-entering development stage	(32,100)	(23,750)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(838,350)	(830,000)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

The accompanying notes are an integral part of these unaudited condensed financial statements

Animal Cloning Sciences, Inc.
(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From Re-entering Development Stage On Sept 30, 2003 Through June 30, 2006
	3 Mon Ended June 30		6 Mon Ended June 30
	2006	2005	2006	2005

Revenues	$0	$0	$0	$0	$0

EXPENSES
General and Administrative	1,600	800	4,600	1,600	11,475
Total Expenses	1,600	800	4,600	1,600	11,475
Income (Loss) from Oper.	(1,600)	(800)	(4,600)	(1,600)	(11,475)

Other expenses
Interest Expense/NP	1,875	1,875	3,750	3,750	20,625
Net Income	$(3,475)	$(2,675)	$(8,350)	$(5,350)	$(32,100)

Per Share Information:

Basic loss per common Share	$(0.02)	$(0.02)	$(0.06)	$(0.04)

Basic eighted Avg. number common shares Outstanding	142,894	142,894	142,894	142,894

The accompanying notes are an integral part of these unaudited condensed financial statements

Animal Cloning Sciences, Inc.
(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	6 Mon. Ended June 30,		From Re-entering Development Stage on Sept 30, 2003 Through June 30, 2006
	2006	2005

NET LOSS	$(8,350)	$(5,350)	$(32,100)

Changes in operating assets and
liabilities
Increase in accounts payable	4,600	1,600	8,100
Increase in due to related party	0	0	3,375
Increase in accrued interest - related party	3,750	3,750	20,625

Net cash provided by (used in)
operating activities	0	0	0

Net cash provided by (used in)
financing activities	0	0	0

Net cash provided by (used in)
investing activities	0	0	0

NET INCRESE (DECREASE) IN CASH	0	0	0

CASH BEGINNING OF PERIOD	0	0	0

CASH END OF PERIOD	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income Taxes Paid:	$0	$0	$0
Interest Paid	$0	$0	$0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
-None

The accompanying notes are an integral part of these unaudited condensed financial statements

Animal Cloning Sciences, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2006

GENERAL:

The unaudited condensed financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed financial statements for the three and six months ended June 30, 2006 should be read in conjunction with the financial statements and notes thereto included in this report, and the Annual Report on Form 10-KSB for the year ended December 31, 2005.

The unaudited condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 1 - NATURE OF ORGANIZATION

ANIMAL CLONING SCIENCES, INC. (the "Company") was organized in the state of Washington on August 16, 1984 as a holding company involved in the cloning of horses. Because of adverse rulings from the U.S. Department of Agriculture in refusing to grant licenses for importing animal embryos into the United States, the Company discontinued its operations and its cloning efforts and sold its ranch facilities during the third quarter of 2003. The results of these transactions were reported in the Form 10-QSB for the quarter ending September 30, 2003 and Form 10-KSB for the year ended December 31, 2003. For all intents and purposes, the Company has ceased all of its operations and is in the process of finding a suitable merger entity.

As of September 30, 2003, the Company is considered to have re-entered the development stage, in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises." Since 2003, the Company has neither generated revenues nor conducted any operations. The Company's only activity is the incurrence of general and administrative expenses to maintain its status as a reporting company with the SEC. The Company's current business plan is to locate a suitable candidate for merger or acquisition.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents
For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the six months ended June 30, 2006 or 2005.

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

Restatement Common Stock
On February 27, 2005 the Company effected a 10-for-1 reverse stock split. The financial statements have been restated, for all periods presented, to reflect the stock split.

Recently Enacted Accounting Standards
The following pronouncements have recently been issued:

  SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”
  SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67”
  SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”
  SFAS No. 123 (Revised 2004), “Share-Based Payment”
  SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”
  SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-and amendment of FASB Statements No. 133 and 140”
  SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”

These pronouncements have no current application to the Company, or their effect on the financial statements would not have been significant.

NOTE 3 - RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company's CEO. The note is convertible at a rate of $.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Annual interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2007. At June 30, 2006, the Company had accrued $31,875 in interest. Interest expense of $1,875 was accrued for each of the first two quarters of 2006.

The Company’s officers and directors have resolved to provide for various expenses incurred by the Company at minimal or no cost until such time that a merger candidate is found. These expenses consist of, but are not limited to, accounting, filing requirements, and management services. A total of $3,375 payable to officers and directors had been accrued at June 30, 2006.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During the period of 1995 through 2003 and in accordance with compensation agreements then in effect, the Company's president and CEO had accumulated $1,020,000 in accrued salaries, of which $645,000 was still payable at June 30, 2006.

NOTE-5 GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated continuation of the Company as a going concern. However, the Company has no ongoing operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, sales of its common stock, or a business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has not commenced operations and has negative working capital of approximately $838,000 at June 30, 2006.

Capital and Source of Liquidity.
The Company does not expect to purchase any plant or significant equipment over the next twelve months.

Other than incidental costs that pertain to maintaining the Company's legal and SEC registration, there are no major cash requirements.

For the three and six months ended June 30, 2006 and 2005, the Company did not pursue any investing activities.

Results of Operations.
For the three and six months ended June 30, 2006 and 2005, the Company did not earn any revenues from operations.

The Company incurred general and administrative expenses of $1,600 and $4,600 for the three and six months ended June 30, 2006, respectively, and $800 and $1,600 for the three and six months ended June 30, 2005, respectively, along with interest expense of $1,875 during each of the first two quarters of 2006 and 2005.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10-QSB has been made known to them in a timely fashion.

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

Date: September 20, 2006
By: /s/Dempsey K. Mork
(Chief Executive Officer and duly authorized officer/director)