Form 10QSB
period 2006-09-30
ANIMAL CLONING SCIENCES INC
filed 2007-05-07
CIK 915337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date: As of September 30, 2006, the Issuer had 142,894 outstanding shares of Common Stock, No par value.

GENERAL COMMENTS For the period of November 2000 through September 2003, Animal Cloning was actively working with the United States Department of Agriculture to obtain approval to import frozen equine embryos for the purpose of cloning horses. During this period of time, the Company was also actively pursuing a joint venture operation with an Italian research company who would create embryos, freeze and export to the Company for implanting into Animal Cloning's mares. The Department of Agriculture had ensured the Company that they would grant a permit for importing these frozen embryos. Animal Cloning encountered several delays in securing permits for importing these embryos. We continued our development efforts based on the assurances from the Department of Agriculture that they would eventually grant permits to the Company for importing frozen equine embryos. The Department of Agriculture informed Animal Cloning during the early part of 2003 that the permits would not be forthcoming, and, they further advised us that they had just passed a regulation forbidding the importation of animal embryos into the United States. As a result of these happenings, Animal Cloning discontinued its cloning efforts and closed its equine operations. In view of these latest actions by the Government, the Company sold its Ranch Operations and Equine Cloning activities in the 3rd quarter 2003 and ceased all its operations. Since that period, the Company has been actively seeking a merger with an active operating entity. The Company re-entered the Development Stage effective with ceasing all of its operating activities on September 30, 2003. No financial activities have occurred since the close of its operations on September 30, 2003 through the end of the quarter ending September 30, 2006.

Item 1. Financial Statements.
Animal Cloning Sciences, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

September 30,	Decemeber 31,
2006	2005
(UNAUDITED)
ASSETS
Current Assets
Cash	$0	$0
Total Current Assets	0	0
TOTAL ASSETS	$0	$0

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$8,100	3,500
Due to related party	3,375	3,375
Accrued salaries - officers/directors	645,000	645,000
Convertible note payable - related party	150,000	0
Accrued interest - related party	31,875	0
TOTAL CURRENT LIABILITIES	$838,350	$651,875

LONG-TERM LIABILITIES
Convertible note payable - related party	$0	$150,000
Accrued interest - related party	0	28,125
TOTAL LONG-TERM LIABILITIES	0	178,125

TOTAL LIABILITIES	$838,350	$830,000

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value:
2,000,000 shares authorized;
no shares issued and oustanding	0	0

Common stock, no par value:
100,000,000 shares authorized;
142,894 issued and oustanding	11,990,765	11,990,765

Retain deficit	(12,797,015)	(12,797,015)
Deficit accumulated since re-entering development stage	(32,100)	(23,750)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(838,350)	(830,000)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$0	$0

The accompanying notes are an integral part of these unaudited condensed financial statements

Animal Cloning Sciences, Inc. (A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From Re-entering Development Stage On Sept 30, 2003 Through Sept. 30, 2006
	3 Mon Ended September 30		9 Mon Ended September 30
	2006	2005	2006	2005

Revenues	$0	$0	$0	$0	$0

EXPENSES
General and Administrative	1,600	800	4,600	1,600	11,475
Total Expenses	1,600	800	4,600	1,600	11,475
Income (Loss) from Oper.	(1,600)	(800)	(4,600)	(1,600)	(11,475)

Other expenses
Interest Expense/NP	1,875	1,875	3,750	3,750	20,625
Net Income	$(3,475)	$(2,675)	$(8,350)	$(5,350)	$(32,100)

Per Share Information:

Basic loss per common Share	$(0.02)	$(0.02)	$(0.06)	$(0.04)

Basic eighted Avg. number common shares Outstanding	142,894	142,894	142,894	142,894

The accompanying notes are an integral part of these unaudited condensed financial statements

Animal Cloning Sciences, Inc. (A Development Stage Company) UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	9 Mon. Ended September 30,	From Re-entering Development Stage on Sept 30, 2003 Through Sept. 30, 2006
	2006	2005

NET LOSS	$(8,350)	$(5,350)	$(32,100)

Changes in operating assets and
liabilities
Increase in accounts payable	4,600	1,600	8,100
Increase in due to related party	0	0	3,375
Increase in accrued interest - related party	3,750	3,750	20,625

Net cash provided by (used in)
operating activities	0	0	0

Net cash provided by (used in)
financing activities	0	0	0

Net cash provided by (used in)
investing activities	0	0	0

NET INCRESE (DECREASE) IN CASH	0	0	0

CASH BEGINNING OF PERIOD	0	0	0

CASH END OF PERIOD	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income Taxes Paid:	$0	$0	$0
Interest Paid	$0	$0	$0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
-None

The accompanying notes are an integral part of these unaudited condensed financial statements

Animal Cloning Sciences, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS September 30, 2006

GENERAL:

The unaudited condensed financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed financial statements for the three and nine months ended September 30, 2006 should be read in conjunction with the financial statements and notes thereto included in this report, and the Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates The preparation of the accompanying financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Cash Equivalents For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the nine months ended September 30, 2006 or 2005.

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

Recently Enacted Accounting Standards The following pronouncements have recently been issued:

 SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”
 SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67”
 SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”
 SFAS No. 123 (Revised 2004), “Share-Based Payment”
 SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”
 SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-and amendment of FASB Statements No. 133 and 140”
 SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”

These pronouncements have no current application to the Company, or their effect on the financial statements would not have been significant. NOTE 3 - RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company's CEO. The note is convertible at a rate of $.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Annual interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2007. At September 30, 2006, the Company had accrued $31,875 in interest. Interest expense of $1,875 was accrued for each of the first three quarters of 2006.

The Company’s officers and directors have resolved to provide for various expenses incurred by the Company at minimal or no cost until such time that a merger candidate is found. These expenses consist of, but are not limited to, accounting, filing requirements, and management services. A total of $3,375 payable to officers and directors had been accrued at September 30, 2006.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During the period of 1995 through 2003 and in accordance with compensation agreements then in effect, the Company's president and CEO had accumulated $1,020,000 in accrued salaries, of which $645,000 was still payable at September 30, 2006.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has not commenced operations and has negative working capital of approximately $838,000 at September 30, 2006.

Capital and Source of Liquidity. The Company does not expect to purchase any plant or significant equipment over the next twelve months.

Other than incidental costs that pertain to maintaining the Company's legal and SEC registration, there are no major cash requirements.

For the three and nine months ended September 30, 2006 and 2005, the Company did not pursue any investing activities.

Results of Operations. For the three and nine months ended September 30, 2006 and 2005, the Company did not earn any revenues from operations.

The Company incurred general and administrative expenses of $1,600 and $4,600 for the three and nine months ended September 30, 2006, respectively, and $800 and $1,600 for the three and nine months ended September 30, 2005, respectively, along with interest expense of $1,875 during each of the first three quarters of 2006 and 2005.

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

Reports on Form 8-K None

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: April 20, 2007

By: /s/Dempsey K. Mork (Chief Executive Officer and duly authorized officer/director)