Form 10KSB
period 2006-12-31
ANIMAL CLONING SCIENCES INC
filed 2007-05-07
CIK 915337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-KSB

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

69930 Highway 111, Suite 108, Rancho Mirage, CA 92270
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

Yes XNo 

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock.

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

Employees

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is not currently a public trading market for the Company's securities. As of December 31, 2006, there were 142,894 common shares and no preferred shares issued and outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. As of December 31, 2006, there were approximately 166 common shareholders of record.

Item 6. Management's Discussions and Analysis or Plan of Operations

The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included in this Form 10-KSB and the prior reports for fiscal year 2006.

No significant business activity was conducted by the Company during the fiscal year 2006. As a result, no income was earned by the Company in 2006 and there was no cash at the end of the year.

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

Plan of Operations.

The Company has not engaged in any material operations or had any operations during the past two fiscal years. In 2006 and 2005, the Company generated no revenues, and incurred administrative expenses of $12,500 and $9,375, respectively. In 2003, the Company generated no revenues and had a net loss of $698,806.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In September 2005, we engaged Pritchett, Siler & Hardy, Salt Lake City, UT, to be our independent auditor, replacing our previous auditor, Mr. David Winings, CPA, Palm Desert, CA. This change was made in order to comply with SEC Regulations, which require that all public companies have a PCAOB registered accountant audit and certify year-end financial statements. Mr. Winings was not registered with the PCAOB. No Form 8- K was filed in connection with this change in auditors. The decision to change our independent auditor was approved by our Board of Directors.

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

The CEO and CFO have made an evaluation of the Disclosure Controls and procedures relating to the annual report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC, and have judged such controls and procedures to be effective as of December 31, 2006, the evaluation date.

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

Item 8b. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(A) of the Exchange Act.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. No annual meeting has been set. The names and positions of the present directors and officers of the Company are set forth below:

Name	Age	Position
Dempsey K. Mork	65	Chief Executive Officer and Director
Riccardo Mortara	57	President and Director
Darren J. Holm	42	Secretary & Chief Financial Officer and Director

Business Experience of Directors/Executive Officers:

Riccardo Mortara has been President and a Director of the Company since June 1993. Mr. Mortara is the managing director of Societe Financiere du Seujet, Geneva, Switzerland, a company which provides portfolio management and financial services to banks, corporations, and high net- worth individuals primarily in Europe. Between the years of 1984 and 1991, Mr. Mortara was a director of a Geneva private portfolio management company in which he still is a co-owner. Mr. Mortara currently serves on the boards of five financial services companies, and 2 publicly traded companies: Mediticnic, Inc. and Space Launches, Inc.

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

Darren J. Holm is currently Secretary & Chief Financial Officer of the Company. His educational background includes Ambulance and Emergency Care, Georgian College through 1984; A.S. EMS Systems Management at Davenport University through December 1985, A.S. Respiratory Care through June 1988, and,. Business experience includes 13 years with Springs Ambulance/American Medical Response as Paramedic/Field Training Officer; three years as Medical Division Manager with Desert Airlines, (an aero medical transport company); and, two years with Air Service International as General Manager.

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

N/A

Item 11. Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders.

The following table lists forth information on the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the Company's total common stock of 142,894 outstanding at December 31, 2005:

Name and Address Of Beneficial Ownership	Amount of Shares Bneficially Owned*	Percent Of Class
Dempsey K. Mork 69930 Highway 111, Suite 108 Rancho Mirage, CA 92270	13,629	9.5%
Riccardo Mortara 14 Quai Du Seujet CH-1201 Geneva Switzerland	24,207	17%
Robert J. Filiatreaux 77545 Chillon La Quinta, CA 92253	7,928	5.5%
Total	45,764	32%

Item 12. Certain Relationships and Related Transactions

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company's CEO. The note is convertible at a rate of $.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2007. At December 31, 2006, the Company had accrued $28,125 in interest. Current year interest expense was $7,500.

The Company's officers and directors have resolved to provide for various expenses incurred by the Company with only minimal repayment due at the time a merger or acquisition is effected and cash flows are available. These expenses consist of, but are not limited to accounting, filing requirements, and management services. At December 31, 2006, the Company had accumulated $3,375 in such fees payable to its officers and directors.

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

(b) The Corporation did not file a report on Form 8-K during the quarter ended December 31, 2006.

ITEM 14. Principal Accountant Fees and Services

All audit and related services are approved by the Board of Directors (the acting audit committee) prior to the rendering of services.

Audit Fees

The fees incurred during the years ending December 31, 2006 and 2005 for professional services rendered by our principal accountants, Pritchett, Siler & Hardy (2005) and Mr. David Winings (2004), for the audits of our annual financial statements and review of our quarterly financial statements totaled $3,500 and $0, respectively.

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

Dated: April 20,2007

Animal Cloning Sciences, Inc.

By: /s/ Riccardo Mortara
- -------------------------------------
Riccardo Mortara
President

By: /s/ Dempsey Mork
- -------------------------------------
Dempsey Mork
CEO

By: /s/ Darren J. Holm
- -------------------------------------
Darren J. Holm
CFO

ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2006
(Unaudited)

ASSETS
Total assets	$-
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$3,500
Due to related parties	3,375
Accrued salaries - officers/directors	645,000
Total current liabilities	651,875
LONG-TERM LIABILITIES
Convertible note payable - related party	150,000
Accrued interest - related party	28,125
Total long-term liabilities	830,000
STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 2,000,000 shares authorized; 0 shares issued and outstanding	-
Common stock, no par value; 100,000,000 shares authorized; 142,894 shares issued and outstanding	11,990,765
Retained deficit	(12,797,015)
Deficit accumulated since re-entering development stage	(23,750)
TOTAL STOCKHOLDERS' DEFICIT	(830,000)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-

See accompanying notes to the financial statements.

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Years Ended Dec. 31		Since reentering development stage
	2006	2005	2006		2005
Revenues		$-	$-	$
Expenses
General and administrative		5,000	1,875		6,875
Net loss from operations		(5,000)	(1,875)		(6,875)
Other expenses
Interest expense		(7,500)	(7,500)		(16,875)
Total other income/(expenses)		(7,500)	(7,500)		(16,875)
Net loss before income taxes		(12,500)	(9,375)		(23,750)
Income tax benefit (expense)		-	-		-
Net loss		$(12,500)	$(9,375)		$(23,750)
Basic and diluted loss per
common share		$(0.09)	$(0.07)
Weighted average common
Shares outstanding		142,894	142,894

See accompanying notes to the financial statements.

ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005, and the Period of
September 3, 2003 (Re-Entering Development Stage) to December 31, 2006
(Unaudited)

	Preferred Stock		Common Stock		Retained Deficit	Deficit Accumulated During the Development Stage	Total Stock- Holders’ Deficit
	Shares	Amount	Shares	Amount
Balance, 9/3/03			142,825	$11,990,765	(12,797,015)	$-	$(806,250)
Net loss			-	-	-	(1,875)	(1,875)
Balance, 12/31/03			142,825	11,990,765	(12,797,015)	(1,875)	(808,125)
10-to-1 reverse stock
split, 2/24/04, rounding			69	-	-	-	-
Shares issued, 2/24/04			25,415,000	-	-	-	-
Shares issued, 3/4/04			2,400,000	-	-	-	-
Shares cancelled, 4/7/04			(27,815,000)	-	-	-	-
Net loss			-	-	-	(9,375)	(9,375)
Balance, 12/31/05			142,894	11,990,765	(12,797,015)	(11,250)	(817,500)
Net loss			-	-	-	(12,500)	(12,500)
Balance, 12/31/06			142,894	$11,990,765	(12,797,015)	$(23,750)	$(830,000)

See accompanying notes to the financial statements.

ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Years Ended December, 31		From Reentering Dev. Stage (Sept. 30, 2003) to Dec. 31,
	2006	2005	2006
Operating Activities
Net Loss	$(12,500)	(9,375)	$(23,750)
Changes in operating assets
and liabilities:
Accounts payable	1,925	1,575	3,500
Due to related party	3,075	300	3,375
Accrued interest - related party	7,500	7,500	16,875
Net cash used in operating
Activities	-		-
Investing Activities	-		-
Financing Activities	-		-
Net change in cash
Cash, beginning of period
Cash, end of period	$-	$-	$-

Supplemental Disclosures:
Cash paid for interest
income taxes	$-	$-	$-

See accompanying notes to the financial statements.

ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and the Period of
September 3, 2003 (Re-Entering Development Stage) to December 31, 2005
(Unaudited)

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

Loss Per Common Share

SFAS 128, "Earnings per Share," requires a dual presentation of earnings per share-basic and diluted. Basic loss per common share is computed by dividing the net loss for the period by the weighted average shares outstanding. The Company's convertible debt (Note 4) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be anti-dilutive. Accordingly, basic and diluted losses per share are the same.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company's CEO. The note is convertible at a rate of $.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2007. At December 31, 2006, the Company had accrued $28,125 in interest. Current year interest expense was $7,500.

The Company's officers and directors have resolved to provide for various expenses incurred by the Company at a minimal cost until such time that a merger candidate is found. These expenses consist of, but are not limited to, accounting, filing requirements, and management services. The costs of these services were $1,500 and $1,500 during 2006 and 2005, respectively, for a total of $3,000 payable to officers and directors at December 31, 2006.

NOTE 4 - STOCKHOLDERS' EQUITY

Preferred Stock.

During February 2004, the Company's shareholders voted to increase the number of authorized shares from 1,000,000 to 2,000,000. The Company has not issued any preferred stock since inception. The rights for preferred stock not designated as Class A or B will be determined by the Board of Directors prior to issuance.

Class A Preferred Stock.

The Company has designated 1,500 shares of no par value Class A preferred stock. Class A shareholders are not entitled to receive dividends, but are entitled to elect two-thirds of the directors of the Company.

Class B Convertible Preferred Stock.

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

Common Stock.

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2006, the Company has available unused operating loss carryforwards of approximately $1,337,500, which may be applied against future taxable income and which expire in various years through 2026.

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effect of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax asset, which is based on an effective tax rate of 35% and consists mainly of net operating loss carryforwards and accrued compensation expense, is approximately $468,125 as of December 31, 2006. It has been fully offset with a valuation allowance, which increased by $4,375 during 2006.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the period of 1995 through 2003 and in accordance with compensation agreements then in effect, the Company's president and CEO had accumulated $1,020,000 in accrued salaries, of which $645,000 was still payable at December 31, 2006.

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