Form 10QSB
period 2007-03-30
ANIMAL CLONING SCIENCES INC
filed 2007-09-20
CIK 915337

10QSB anclq32.htm

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Issuer's Telephone Number, Including Area Code: (760) 219-2776

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No[ ]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

As of March 31, 2007, the Issuer had 142,894 outstanding shares of Common Stock, No par value.

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

Item 1. Financial Statements.
Animal Cloning Sciences, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS	March 2006
Total assets	$-
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$3,500
Due to related parties	3,375
Accrued salaries - officers/directors	645,000
Total current liabilities	651,875
LONG-TERM LIABILITIES
Convertible note payable - related party	150,000
Accrued interest - related party	30,000
Total long-term liabilities	834,875
STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 2,000,000 shares	-0-
authorized; 0 shares issued and outstanding
Common stock, no par value; 100,000,000	11,990,765
shares authorized; 142,894 shares issued and outstanding
Retained deficit	(12,797,015)
Deficit accumulated since re-entering	(23,750)
development stage
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$830,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Animal Cloning Sciences, Inc.
(A Development Stage Company)
UNAUDITED
CONDENSED STATEMENTS OF OPERATIONS

	3 Mon Ended March 31,			From Re-entering Development Stage On Sept 30, 2003 Through March 31,
	2007	2006		2007
Revenues	$0	$0		$0

EXPENSES
General and Administrative	-0-	1,600		11,475
Total Expenses	-0-	1,600		11,475
Income (Loss) from Oper.	-0-	(1,600)		(11,475)

Other expenses
Interest Expense/NP	-0-	1,875		20,625
Net Income	$-0-	$(3,475)		$(32,100)

Per Share Information:

Basic loss per common Share	$-0-	$(0.02)	$

Basic eighted Avg. number common shares Outstanding	-0-	142,894

The accompanying notes are an integral part of these unaudited condensed financial statements

Animal Cloning Sciences, Inc.
(A Development Stage Company)
UNAUDITED
CONDENSED STATEMENTS OF CASH FLOWS

	3 Month ended March 31		From Reentering Development State on Sept 30, 2003 Through March 31,
	2007	2006	2006
NET LOSS	$0	$(8,350)	$(32,100)

Changes in operating assets and
liabilities
Increase in accounts payable	0	4,600	8,100
Increase in due to related party	0	0	3,375
Increase in accrued interest - related party	0	3,750	20,625

Net cash provided by (used in)
operating activities	0	0	0

Net cash provided by (used in)
financing activities	0	0	0

Net cash provided by (used in)
investing activities	0	0	0

NET INCRESE (DECREASE) IN CASH	0	0	0

CASH BEGINNING OF PERIOD	0	0	0

CASH END OF PERIOD	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income Taxes Paid:	$0	$0	$0
Interest Paid	$0	$0	$0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
-None

The accompanying notes are an integral part of these unaudited condensed financial statements

Animal Cloning Sciences, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2007

GENERAL:

The unaudited condensed financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed financial statements for the three months ended March 31, 2007 should be read in conjunction with the financial statements and notes thereto included in this report, and the Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates The preparation of the accompanying financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Cash Equivalents For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the three months ended March 31, 2007 or 2006.

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

Recently Enacted Accounting Standards The following pronouncements have recently been issued:

 SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4"
 SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67"
 SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29"
 SFAS No. 123 (Revised 2004), "Share-Based Payment"
 SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3"
 SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-and amendment of FASB Statements No. 133 and 140"
 SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140"

These pronouncements have no current application to the Company, or their effect on the financial statements would not have been significant.

NOTE 3 - RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company's CEO. The note is convertible at a rate of $.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Annual interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2007. At March 31, 2007, the Company had accrued $31,875 in interest. Interest expense of $1,875 was accrued for each of the first three quarters of 2006.

The Company's officers and directors have resolved to provide for various expenses incurred by the Company at minimal or no cost until such time that a merger candidate is found. These expenses consist of, but are not limited to, accounting, filing requirements, and management services. A total of $0 payable to officers and directors had been accrued at March 31, 2007.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During the period of 1995 through 2003 and in accordance with compensation agreements then in effect, the Company's president and CEO had accumulated $1,020,000 in accrued salaries, of which $645,000 was still payable at March 31, 2007.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has not commenced operations and has negative working capital of approximately $838,000 at March 31, 2007.

Capital and Source of Liquidity. The Company does not expect to purchase any plant or significant equipment over the next twelve months.

Other than incidental costs that pertain to maintaining the Company's legal and SEC registration, there are no major cash requirements.

For the three months ended March 31, 2007 and 2006, the Company did not pursue any investing activities.

Results of Operations.

For the three months ended September 30, 2007 and 2006, the Company did not earn any revenues from operations.

The Company incurred no general and administrative expenses for the three months ended March 31, 2007, and $800 for the three ended March 31, 2006, respectively.

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

Date: September 12, 2007

By: /s/Dempsey K. Mork
(Chief Executive Officer and duly authorized officer/director)