Form 10KSB
period 2007-12-31
ANIMAL CLONING SCIENCES INC
filed 2008-04-04
CIK 915337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 0-22934

Animal Cloning Sciences, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Washington	91-1268870
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

78365 Highway 111, Ste 382, La Quinta, CA 92253
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

☐  Yes  ☒   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒   Yes  ☐  No

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

Item 1. Description of Business

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

Subsidiaries

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is not currently a public trading market for the Company's securities. As of December 31, 2007, there were 142,894 common shares and no preferred shares issued and outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. As of December 31, 2007, there were approximately 166 common shareholders of record.

Item 6. Management's Discussions and Analysis or Plan of Operations

The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included in this Form 10-K and the prior reports for fiscal year 2007.

No significant business activity was conducted by the Company during the fiscal year 2007. As a result, no income was earned by the Company in 2007 and there was no cash at the end of the year.

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

Capital and Source of Liquidity

During the third quarter of 2003, the Company sold its ranch and equine cloning facilities, which were originally purchased during the first quarter of 2002 through the issuance of its note payable and the assumption of long-term debt. The Company has not engaged in any investing activities since then.

Plan of Operations

The Company has not engaged in any material operations or had any operations during the past two fiscal years. In 2007 and 2006, the Company generated no revenues, and incurred administrative expenses of $12,500 and $9,375, respectively. In 2003, the Company generated no revenues and had a net loss of $698,806.

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

Item 7. Financial Statements and Supplementary Financial Data

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

Item 8A. Controls and Procedures.

Evaluation of The Company's Disclosure Controls

As of the end of the period covered in this Form 10-K, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "Disclosure Controls and Procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The CEO and CFO have made an evaluation of the Disclosure Controls and procedures relating to the annual report on Form 10-K for the year ended December 31, 2007 as filed with the SEC, and have judged such controls and procedures to be effective as of December 31, 2007, the evaluation date.

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

Item 8b. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(A) of the Exchange Act

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

Significant Employees

The Company has no employees who are not executive officers.

Audit Committee

The Board of Directors is the acting audit committee. There is currently no audit committee expert, as the Company does not have available funds to compensate such an individual.

Code of Ethics

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

Item 10. Executive Compensation

During the period of 1995 through 2003 and in accordance with compensation agreements then in effect, Mr. Riccardo Mortara and Mr. Dempsey Mork (the Officers) had accumulated $1,020,000 in accrued salaries. As of December 31, 2007, $645,000 was still owed to the Officers. To date, no additional compensation has been provided to the officers and directors. There are currently no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's officers or directors for committee participation, special assignments, or other services rendered in the normal course of business.

Compliance with Section 16(A)

N/A

Item 11. Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

The following table lists forth information on the beneficial ownership of Company securities by executive officers, directors and those persons beneficially holding more than 5% of the Company's total common stock of 142,894 outstanding at December 31, 2007:

Name and Address Of Beneficial Ownership	Amount of Shares Beneficially Owned*	Percent Of Class

Dempsey K. Mork 78365 Highway 111, Ste 382 La Quinta, CA 92253	13,629	9.5%

Riccardo Mortara 14 Quai Du Seujet CH-1201 Geneva Switzerland	24,207	17%

Robert J. Filiatreaux 77545 Chillon La Quinta, CA 92253	7,928	5.5%

Total	45,764	32%

Item 12. Certain Relationships and Related Transactions

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company's CEO. The note is convertible at a rate of $.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2007. At December 31, 2007, the Company had accrued $28,125 in interest. Current year interest expense was $7,500.

The Company's officers and directors have resolved to provide for various expenses incurred by the Company with only minimal repayment due at the time a merger or acquisition is effected and cash flows are available. These expenses consist of, but are not limited to accounting, filing requirements, and management services. At December 31, 2007, the Company had accumulated $3,375 in such fees payable to its officers and directors.

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
(b) The Corporation did not file a report on Form 8-K during the quarter ended December 31, 2007.

ITEM 14. Principal Accountant Fees and Services

All audit and related services are approved by the Board of Directors (the acting audit committee) prior to the rendering of services.

Audit Fees

The fees incurred during the years ending December 31, 2007 and 2006 for professional services rendered by our principal accountants, Pritchett, Siler & Hardy (2005) and Mr. David Winings (2004), for the audits of our annual financial statements and review of our quarterly financial statements totaled $3,500 and $0, respectively.

Audit-Related Fees

The Company did not incur any fees for the year ending December 31, 2006 or 2005 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the Audit Fees disclosure above.

Tax Fees

The Company did not incur any fees for the year ending December 31, 2006 or 2005 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed for the years ending December 31, 2006 or 2005 for professional services rendered by our auditors for all other services not disclosed above.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 3, 2008
Animal Cloning Sciences, Inc.

By: /s/ Riccardo Mortara
Riccardo Mortara
President

By: /s/ Dempsey Mork
Dempsey Mork
CEO

By: /s/ Darren J. Holm
Darren J. Holm
CFO

ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2007
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

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Years Ended Dec. 31		Since reentering development stage
	2007	2006	2007
Revenues	$-	$-	$-

Expenses
General and administrative	5,000	1,875	6,875
Net loss from operations	(5,000)	(1,875)	(6,875)

Other expenses
Interest expense	(7,500)	(7,500)	(16,875)
Total other income/(expenses)	(7,500)	(7,500)	(16,875)

Net loss before income taxes	(12,500)	(9,375)	(23,750)
Income tax benefit (expense)	-	-	-
Net loss	$(12,500)	$(9,375)	(23,750)

Basic and diluted loss per
common share	$(0.09)	$(0.07)
Weighted average common
shares outstanding	142,894	142,894

See accompanying notes to the financial statements.

ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006, and the Period of
September 3, 2003 (Re-Entering Development Stage) to December 31, 2007
(Unaudited)

	Preferred Stock		Common Stock		Retained Deficit	Deficit Accumulated During the Development Stage	Total Stock- Holders’ Deficit
	Shares	Amount	Shares	Amount
Balance, 9/3/03	-	$ -	142,825	$ 11,990,765	$(12,797,015)	$ -	$(806,250)
Net loss	-	-	-	-	-	(1,875)	(1,875)
Balance, 12/31/03	-	-	142,825	11,990,765	(12,797,015)	(1,875)	(808,125)
10-to-1 reverse stock split, 2/24/04, rounding	-	-	69	-	-	-	-
Shares issued, 2/24/04	-	-	25,415,000	-	-	-	-
Shares issued, 3/4/04	-	-	2,400,000	-	-	-	-
Shares cancelled, 4/7/04	-	-	(27,815,000)	-	-	-	-
Net loss	-	-	-	-	-	(9,375)	(9,375)
Balance, 12/31/05	-	-	142,894	11,990,765	(12,797,015)	(11,250)	(817,500)
Net loss	-	-	-	-	-	(12,500)	(12,500)
Balance, 12/31/06	-	$ -	142,894	$ 11,990,765	$(12,797,015)	$ (23,750)	$(830,000)

See accompanying notes to the financial statements.

ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Years Ended December, 31		From Reentering Dev. Stage (Sept. 30, 2003) to Dec. 31,
	2007	2006	2007
Operating Activities
Net Loss	$(12,500)	$(9,375)	$(23,750)
Changes in operating assets
and liabilities:
Accounts payable	1,925	1,575	3,500
Due to related party	3,075	300	3,375
Accrued interest - related party	7,500	7,500	16,875
Net cash used in operating
Activities	-	-	-

Investing Activities	-	-	-

Financing Activities	-	-	-

Net change in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental Disclosures:
Cash paid for interest
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

ANIMAL CLONING SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006, and the Period of
September 3, 2003 (Re-Entering Development Stage) to December 31, 2007
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

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the years ended December 31, 2007 or 2006.

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

SFAS 148, 149, and 154 do not have current application to the Company, but may be applicable to the Company's future financial reporting. The Company does have convertible debt (Note 3), which management has determined does not fall under the scope of SFAS 150. The Company's convertible debt is not mandatory redeemable, rather it is redeemable at the option of the holder. In addition, it is not redeemable for a fixed amount based on a variable number of shares; rather both the amount and the number of shares are fixed.

NOTE 3 - RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company's CEO. The note is convertible at a rate of $.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2007. At December 31, 2007, the Company had accrued $28,125 in interest. Current year interest expense was $7,500.

The Company's officers and directors have resolved to provide for various expenses incurred by the Company at a minimal cost until such time that a merger candidate is found. These expenses consist of, but are not limited to, accounting, filing requirements, and management services. The costs of these services were $1,500 and $1,500 during 2007 and 2006, respectively, for a total of $3,000 payable to officers and directors at December 31, 2007.

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

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effect of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax asset, which is based on an effective tax rate of 35% and consists mainly of net operating loss carryforwards and accrued compensation expense, is approximately $468,125 as of December 31, 2007. It has been fully offset with a valuation allowance, which increased by $4,375 during 2007.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the period of 1995 through 2003 and in accordance with compensation agreements then in effect, the Company's president and CEO had accumulated $1,020,000 in accrued salaries, of which $645,000 was still payable at December 31, 2007.

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