Form 10-Q
period 2007-09-30
ANIMAL CLONING SCIENCES INC
filed 2010-01-25
CIK 915337

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number 0-22934

ANIMAL CLONING SCIENCES, INC.

(Exact Name of registrant as specified in its charter)

            Washington

91-1268870

(State or other Jurisdiction of

I.R.S. Employer Identi-

Incorporation or Organization

fication No.)

69930 Highway 111, Suite 108, Rancho Mirage, CA 92270

(Address of Principal Executive Offices)(Zip Code)

(760) 219-2776

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

Yes     X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes __X____ No  ______

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value

            142,984

Title of Class

Number of Shares outstanding at December 14, 2009

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

Condensed Balance Sheets

ASSETS

As of

As of

September 30,

December 31,

2007

2006

Unaudited

Audited

Current Assets

$

--

$

--

Total assets

$

--

$

--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable

$

3,500

$

3,500

Due to related party

3,375

3,375

Accrued salaries -officers/directors

645,000

645,000

Total current liabilities

651,875

651,875

LONG-TERM LIABILITIES

Convertible note payable - related party

150,000

150,000

Accrued interest - related party

41,250

35,625

Total long-term liabilities

191,250

185,625

Stockholders’ deficit

Preferred stock, no par value; 2,000,000

shares authorized; no shares issued and outstanding

--

--

Common stock, no par value; 100,000,000

shares authorized; 142,984

shares issued and outstanding

11,990,765

11,990,765

Additional paid in Capital

(12,797,015)

(12,797,015)

Deficit accumulated during the development stage

(36,875)

(31,250)

Total capital

(843,125)

(837,500)

Total liabilities and capital

$

--

$

--

The accompanying notes are an integral part of the financial statements.

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

SINCE

RE-ENTERING

THE

DEVELOPMENT

STAGE

FOR THE THREE

FOR THE THREE

FOR THE NINE

FOR THE NINE

SEPT. 3, 2003

MONTHS ENDED

MONTHS ENDED

MONTHS ENDED

MONTHS ENDED

THROUGH

SEPTEMBER 30,

SEPTEMBER 30,

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

2007

2006

2007

2006

2007

REVENUES

$

--

$

--

$

--

$

--

$

--

EXPENSES

  General and administrative

--

--

--

--

--

      Total operating expenses

--

--

--

--

(6,875)

NET OPERATING LOSS

--

--

--

--

(6,875)

OTHER INCOME (EXPENSE)

Interest expense – related party

(1,875)

(1,875)

(5,625)

(5,625)

(30,000)

      Total other income (expense)

(1,875)

(1,875)

(5,625)

(5,625)

(30,000)

NET LOSS

$

(1,875)

$

(1,875)

$

(5,625)

$

(5,625)

$

36,875

LOSS PER COMMON

SHARE - BASIC

$

(.01)

$

(.01)

$

(.03)

$

(.03)

Basic weighted average

shares outstanding

142,984

142,984

142,984

142,984

The accompanying notes are an integral part of these financial statements.

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

SINCE

RE-ENTERING

THE

DEVELOPMENT

FOR THE NINE

FOR THE NINE

STAGE

MONTHS ENDED

MONTHS ENDED

(September 3, 2003)

SEPTEMBER 30,

SEPTEMBER 30,

through

2007

2006

September  30, 2007

Cash Flows from Operating Activities:

  Net loss

$

(5,635)

(5,635)

$

(36,875)

  Changes in assets and liabilities:

  Increase in accounts payable

--

--

3,500

Increase in accrued interest – related party

5,635

5,635

30,000

Increase due to related party

--

--

3,375

  Net cash provided (used) by operating activities

--

--

 --

Cash flows from investing activities:

--

--

--

  Net cash used by investing activities

--

--

--

Cash Flows from Financing Activities:

  Proceeds from convertible note – related party

--

--

--

  Net cash provided by financing activities

--

--

Net increase (decrease) in cash

--

--

--

Cash, at beginning of period

--

--

--

Cash, at end of period

$

--

$

--

$

--

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:

            Interest

$

--

$

--

$

--

            Income taxes

$

--

$

--

$

--

The accompanying notes are an integral part of these financial statements.

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:

The unaudited condensed financial statements of Animal Cloning Sciences, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Animal Cloning Sciences believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed financial statements for the three and nine months ended September 30, 2007 should be read in conjunction with the financial statements and notes thereto included in this report, and the Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates The preparation of the accompanying financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Cash Equivalents For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the nine months ended September 30, 2007 or 2006.

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

Recently Enacted Accounting Standards – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 became effective as of the beginning of our 2008 fiscal year. The adoption of FAS 157 did not have a significant impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 became effective as of the end of our 2007 fiscal year. The adoption of SAB 108 did not have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. We are currently evaluating the impact that FAS 161 will have on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

NOTE 3 - RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company's CEO. The note is convertible at a rate of $.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Annual interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2007. At September 30, 2007, the Company had accrued $41,250 in interest. Interest expense of $1,875 was accrued for each of the first three quarters of 2006.

The Company's officers and directors have resolved to provide for various expenses incurred by the Company at minimal or no cost until such time that a merger candidate is found. These expenses consist of, but are not limited to, accounting, filing requirements, and management services. A total of $0 payable to officers and directors had been accrued at September 30, 2007.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During the period of 1995 through 2003 and in accordance with compensation agreements then in effect, the Company's president and CEO had accumulated $1,020,000 in accrued salaries, of which $645,000 was still payable at September 30, 2007.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has not commenced operations and has negative working capital of approximately $843,125 at June 30, 2007.

Capital and Source of Liquidity. The Company does not expect to purchase any plant or significant equipment over the next twelve months.

Other than incidental costs that pertain to maintaining the Company's legal and SEC registration, there are no major cash requirements.

For the three and nine months ended September 30, 2007 and 2006, the Company did not pursue any investing activities.

Results of Operations.

For the three and nine months ended September 30, 2007 and 2006, the Company did not earn any revenues from operations.

The Company incurred no general and administrative expenses for the three and nine months ended June 30, 2007, and $800 and $1,600 for the three and nine months ended September 30, 2006, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS  -  None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS THEREFROM. None.

Item 3.

DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.

OTHER INFORMATION - None

Item 6.

EXHIBITS

Exhibit

31, Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed herewith.

Exhibit 32, Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANIMAL CLONING SCIENCES, INC.

Date:

December 14, 2009

By:     /s/ Darren J. Holm

Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)