Form 10-Q
period 2008-03-31
ANIMAL CLONING SCIENCES INC
filed 2010-01-25
CIK 915337

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number 0-22934

ANIMAL CLONING SCIENCES, INC.

(Exact Name of registrant as specified in its charter)

            Wyoming

20-5776355

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

Yes     X    No         .

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

Yes         No  __X____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value

            142,984

Title of Class

                                           Number of Shares outstanding at May 11, 2009

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

Condensed Balance Sheets

ASSETS

Unaudited

Audited

As of

As of

March 31,

December 31,

2009

2008

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

45,000

43,125

Total long-term liabilities

195,000

193,125

Stockholders’ deficit

Preferred stock, no par value; 2,000,000

shares authorized; no shares issued and outstanding

--

--

Common stock, no par value; 100,000,000

shares authorized; 142,984

shares issued and outstanding

11,990,765

11,990,765

Additional paid in Capital

(12,797,015)

(12,797,015)

Deficit accumulated during the development stage

(40,625)

(38,750)

Total capital

(846,875)

(845,000)

Total liabilities and capital

$

--

$

--

The accompanying notes are an integral part of the financial statements.

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

SINCE

RE-ENTERING

THE

DEVELOPMENT

STAGE

FOR THE THREE

FOR THE THREE

SEPT. 3, 2003,

MONTHS ENDED

MONTHS ENDED

THROUGH

MARCH 31,

MARCH 31,

MARCH 31

2009

2008

2009

REVENUES

$

--

$

--

$

--

EXPENSES

  General and administrative

--

--

--

      Total operating expenses

--

--

(6,875)

NET OPERATING LOSS

--

--

(6,875)

OTHER INCOME (EXPENSE)

Interest expense – related party

1,875)

(1,875)

(24,866)

      Total other income (expense)

(1,875)

(1,875)

(24,866)

NET LOSS

$

(1,875)

$

(1,875)

$

(1,103,110)

LOSS PER COMMON

SHARE - BASIC

$

(.00)

$

(.00)

Basic weighted average

shares outstanding

142,984

142,984

The accompanying notes are an integral part of these financial statements.

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

SINCE

RE-ENTERING

THE

DEVELOPMENT

FOR THE THREE

FOR THE THREE

STAGE

MONTHS ENDED

MONTHS ENDED

(Sept. 3, 2003)

March 31,

MARCH 31,

through

2009

2008

March 31, 2009

Cash Flows from Operating Activities:

   Net loss

$

(1,875)

(1,875)

$

(1,103,110)

Changes in assets and liabilities:

   Increase (decrease) in accounts payable

--

--

69,898

Increase in accrued interest – related party

1,875

1,875

9,393

Increase due to related party

--

--

477,501

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

March 31, 2009

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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