Form 10-Q
period 2008-06-30
ANIMAL CLONING SCIENCES INC
filed 2010-01-25
CIK 915337

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes  [   ]    No  [X]

Indicate by check mark  whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [   ]    No  [X].

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

Yes  [   ]    No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value

            142,984

Title of Class

                                           Number of Shares outstanding at June 30, 2009

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

Condensed Balance Sheets

ASSETS

Unaudited

Audited

As of

As of

June 30,

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

46,875

43,125

Total long-term liabilities

196,875

193,125

Stockholders’ deficit

Preferred stock, no par value; 2,000,000

shares authorized; no shares issued and outstanding

--

--

Common stock, no par value; 100,000,000

shares authorized; 142,984

shares issued and outstanding

11,990,765

11,990,765

Additional paid in Capital

(12,797,015)

(12,797,015)

Deficit accumulated during the development stage

(42,500)

(38,750)

Total capital

(848,750)

(845,000)

Total liabilities and capital

$

--

$

--

The accompanying notes are an integral part of the financial statements.

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

SINCE

RE-ENTERING

THE

DEVELOPMENT

FOR THE

FOR THE

FOR THE

FOR THE

STAGE

THREE MONTHS

THREE MONTHS

SIX MONTHS

SIX MONTHS

SEPT. 3, 2003,

ENDED

ENDED

ENDED

ENDED

THROUGH

JUNE 30, 2009

JUNE 30, 2008

JUNE 30, 2009

JUNE 30, 2008

JUNE 30, 2009

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

SINCE

RE-ENTERING

THE

DEVELOPMENT

FOR THE SIX

FOR THE SIX

STAGE

MONTHS ENDED

MONTHS ENDED

(Sept. 3, 2003)

JUNE 30,

JUNE 30,

through

2009

2008

June 30, 2009

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

June 30, 2009

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