Form 10-Q
period 2008-09-30
ANIMAL CLONING SCIENCES INC
filed 2010-01-25
CIK 915337

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common Stock, no par value

            142,984

Title of Class

Number of Shares outstanding at August 13, 2008

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

Condensed Balance Sheets

ASSETS

As of

As of

September 30,

December 31,

2008

2007

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

48,750

43,125

Total long-term liabilities

198,750

193,125

Stockholders’ deficit

Preferred stock, no par value; 2,000,000

shares authorized; no shares issued and outstanding

--

--

Common stock, no par value; 100,000,000

shares authorized; 142,984

shares issued and outstanding

11,990,765

11,990,765

Additional paid in Capital

(12,797,015)

(12,797,015)

Deficit accumulated during the development stage

(44,375)

(38,750)

Total capital

(850,625)

(845,000)

Total liabilities and capital

$

--

$

--

The accompanying notes are an integral part of the financial statements.

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

SINCE

RE-ENTERING

THE

DEVELOPMENT

STAGE

FOR THE THREE

FOR THE THREE

FOR THE NINE

FOR THE NINE

SEPT. 3, 2003,

MONTHS ENDED

MONTHS ENDED

MONTHS ENDED

MONTHS ENDED

THROUGH

SEPTEMBER 30,

SEPTEMBER 30,

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

2008

2007

2008

2007

2008

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

SEPT 3, 2003

SEPTEMBER 30,

SEPTEMBER 30,

through

2008

2007

September 30, 2008

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

SEPTEMBER 30, 2008

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