Form 10-K
period 2008-12-31
ANIMAL CLONING SCIENCES INC
filed 2010-01-25
CIK 915337

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

[  ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 0-22934

BANCORP ENERGY, INC.

(Exact name of registrant in its charter)

                         Washington

91-1268870

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

78365 Highway 111, Suite 382, La Quinta, California

92253

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code:

(760) 219-2776

Securities registered pursuant to Section 12(b) of the Act:

            None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or    15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]    No  [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Small reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ X ]    No  [    ]

State issuer's revenues for its most recent fiscal year: None

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 7, 2009 was $ 89,716 based on a last sale  price of $.10  per share as of December 7, 2009.

The number of shares outstanding of the issuer's classes of Common Stock as of December 7, 2009

Common Stock,  no par value – 142,894  Shares

Item 1.

DESCRIPTION OF BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Animal Cloning Sciences expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the risk factors described  in  other  documents  the Company files from time  to  time  with  the  Securities  and Exchange Commission,  including  the Quarterly Reports on Form 10-Q to be filed  by the Company subsequent to this Annual Report on Form 10-K and any Current Reports  on  Form 8-K filed by the Company.

GENERAL

Bancorp Energy, Inc.  was incorporated on August 16, 1984 in the state of Washington under the name Gold Valley, Inc. Successively, the Company amended its Articles of Incorporation to change its name to Development Bancorp, Ltd. Imatel Holdings, Ovvio Better Life and Animal Cloning Sciences, Inc., reflecting the Company's activities in various industries.

On November 14, 2000, the Company changed its name to Animal Cloning Sciences, Inc. to reflect the direction of the firm's efforts. The Company had been conducting research on cloning horses and evaluating license agreements to distribute equine DNA for equine clones. The Company was focusing its research on a cloning method that would lend itself to commercialization of equine cloning.

In early 2003, the Company was informed by the USDA that its license to import frozen embryos, which was expected to be issued, would not be forthcoming because of concerns arising due to the tragic events occurring on September 11, 2001. As a result, the Company ceased its efforts at cloning and disposed of assets used for cloning in the third quarter of 2003. For full details on these matters, please refer to the Company's Form 10-QSB for the quarter ended September 30, 2003, and Form 10-KSB for the year ended December 31, 2003. The Company changed its name in 2007 to Bancorp Energy, Inc. in connection with a proposed acquisition which did not close.

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

0

Employees

The Company has no employees. The officers of the Company do not work exclusively for the Company.

Subsidiaries

The Company's only subsidiary, Societe Financiere de Distribution, Geneva, SA, was dissolved with the liquidation of the Company's cloning assets during the quarter ended September 30, 2003.

Item 1A.

RISK FACTORS.

The Company has no operations or business activities

We are seeking an acquisition at this time. We have no business or assets.  There can be no assurance as to when, if ever, we will locate a suitable acquisition candidate. The particular business opportunity will be selected by management without input from shareholders.

Penny Stock rules could make it hard to resell your shares.

The Penny Stock rules apply to the trading of our stock.   Animal Cloning Sciences's common stock does not meet the listing requirements for any trading market other than the OTC Bulletin Board.   Consequently, the liquidity of Animal Cloning Sciences's securities could be impaired, not only  in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of Animal Cloning Sciences, and lower prices for Animal Cloning Sciences's securities than might otherwise be attained.

In  addition, the  "penny  stock" rules limit trading of securities not traded on NASDAQ or a recognized stock exchange,  or securities which do not trade at a  price of $5.00 or higher, in that brokers making trades in  those securities must  make a special suitability determination for purchasers of the security, and obtain the purchaser's consent prior to sale.  The application of these rules may make it difficult for shareholders to resell their shares.

Item 1B.

UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

Item 2.

DESCRIPTION OF PROPERTY

 We share use of an office provided without charge by  Dempsey Mork, our Chief Executive Officer.

Item 3.

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

Our common stock trades on the Pinksheets.com under the symbol ANML. Quotations and trades are sporadic, and there has not been an established trading market for the common stock for more than two years.  As of December 31, 2008, there were 142,894 common shares and no preferred shares issued and outstanding.

(b)  Holders

As of December 31, 2008, there were approximately 166  record holders of Company common stock.

(c) Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d) Equity Compensation Plans

Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2008

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

exercise of existing

outstanding options,

(excluding Securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

--

--

--

approved by

Security holders

Equity compensation

--

--

--

Plans not approved

By Security holders

Total

--

--

--

(e) Sales of Unregistered Securities during the year ended December 31, 2008

None.

(f) Company repurchases of common stock during the years ended December 31, 2008 and 2007.

None

Item 6.

SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to respond to this item.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included in this Form 10-K and the prior reports for fiscal year 2008.

No significant business activity was conducted by the Company during the fiscal year 2008. As a result, no income was earned by the Company in 2007 and there was no cash at the end of the year.

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

Capital and Source of Liquidity

During the third quarter of 2003, the Company sold its ranch and equine cloning facilities, which were originally purchased during the first quarter of 2002 through the issuance of its note payable and the assumption of long-term debt. The Company has not engaged in any investing activities since then. We have no sources of capital other than shareholder loans.

Plan of Operations

The Company has not engaged in any material operations or had any operations during the past two fiscal years. In 2008 and 2007, the Company generated no revenues, and incurred interest expenses of $7,500 and $7,500, respectively. Substantially all of our debt represents loans and advances from related parties.

We do not expect to purchase any significant equipment for the foreseeable future. We have no off-balance sheet obligations and no contractual liabilities.

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

Item 8.

FINANCIAL STATEMENTS

Animal Cloning Sciences' financial statements are appended to the end of this report  and include the following:

Report of  Independent Registered Public Accounting Firm

Balance Sheets as of December 31,  2008 and 2007

Statements of Income for the years ended December 31, 2008 and 2007 and the period since re-entering the developmental stage (September 30, 2003) to December 31, 2008

Statements of Cash Flows  for the years ended December 31, 2008 and 2007 and the period since re-entering the developmental stage  (September 30, 2003) to December 31, 2008

Statement of Stockholders’ Deficit for the  period since re-entering the developmental stage (September 30, 2003) to December 31, 2008

Notes to Financial Statements.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 1, 2009, we terminated our relationship with  Child, Van Wagoner & Bradshaw, PLLC (“CVB”), the principal accountant previously engaged to audit the Company’s financial statements.  The Company’s board of directors approved the dismissal of  CVB. The registrant reported in a Form 8-K in 2006 that it had engaged CVB as its independent auditor; however, it appears that CVB was not engaged to perform any accounting or auditing services for the registrant. From appointment of CVB through August 1, 2009,  the date of termination, the Company had no disagreements with CVB with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-K.  Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused CVB to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-K).

During the fiscal year ending December 31, 2008, including the subsequent interim periods since engagement through August 1, 2009, the date of CVB’s termination, the Company (or anyone on its behalf) did not consult with any other accounting firm regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-K. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-K), the Company did not consult any other firm in respect to these matters during the time periods detailed herein.

The Company provided CVB with a copy of the Form 8-K reporting this change. The Company requested that CVB furnish the Company with a letter to the Securities and Exchange Commission stating whether CVB agreed with the above statements.

On August 1, 2009 the Registrant engaged the Black Wing Group, LLC as its new independent.  Prior to the engagement of Black Wing Group. LLC, the Company did not consult with Black Wing Group, LLC on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on the Company's financial statements.

Item 9T.

CONTROLS AND PROCEDURES

We  maintain  disclosure controls and procedures designed to ensure  that information required  to be disclosed in our reports filed under the Securities Exchange Act of 1934, as  amended  (the  Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer and Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.

OTHER INFORMATION

               Not applicable

Item 10.

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

Audit Committee Financial Expert

Animal Cloning Sciences  does not have either an Audit Committee or a financial expert on the Board of Directors.   The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining an individual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures .

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Animal Cloning Sciences's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation  to  furnish Animal Cloning Sciences with copies of all Section 16(a)  forms  they file.  During the year ended December 31, 2007, Animal Cloning Sciences believes that Dempsey Mork and Riccardo Mortara failed to file the reports required by Section 16(a) of the Exchange  Act,  including  Forms  3,  4 and 5. Based  on  representations submitted by such people.  Animal Cloning Sciences does not believe that such individuals purchased or sold any Animal Cloning Sciences Common Stock during 2008.

Item 11.

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

Animal Cloning Sciences has no long term incentive plans other than the plans described above.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by Animal Cloning Sciences to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Animal Cloning Sciences's directors and executive officers, and (iii) all officers and directors as a group.  Unless otherwise noted below, Animal Cloning Sciences believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address

Common Stock

Percentage

Dempsey K. Mork(1)

13,629

9.5%

Chief Executive Officer

and Director

Riccardo Mortara, President(1)

24,207

17.0%

and Director

Darrell  J. Holm(1)

--

--

Chief Financial Officer

Robert J. Filiatreaux

7,928

5.5%

77545 Chillon

La Quinta, CA 92253

All officers and directors

  as a group (3 persons)

37,836

26.5%

(1) The address of this person is c/o the Company.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company's CEO. The note is convertible at a rate of $.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2010. At December 31, 2008 the Company had accrued $35,625 in interest. Current year interest expense was $7,500.

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

Item 14 Principal Accountant Fees and Services.

Audit Fees

      During the period covering the fiscal years ended December  31,  2008,  our  principal  accounting  firm The Blackwing Group was paid audit fees of $2,000 for audit and review services performed in 2008. For fiscal 2007 we paid The Blackwing Group LLC $2,000 for audit and review services.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Blackwing Group LLC, as our independent registered public accounting firm, was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.  The following exhibits of the Company are included herein. No schedules are required.

3.1

Articles of Incorporation(1)

3.2

Bylaws(1)

3.3

Amendment to Articles of Incorporation changing name  to Development Bancorp, Ltd.(1)

3.4

Amendment to Articles of Incorporation changing name to IMATEL           Holdings, Inc.(2)

31.1

Certifications of Chief Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a)(3).

32.1

Certifications of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350(3).

(1)

Incorporated by reference to the Company's Registration Statement on Form 10-SB, file no. 0-22934.

(2)

Incorporated  by  reference to  the Company's Annual report on Form 10-KSB for the year ended December 31, 1997

(3)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2009.

BANCORP ENERGY, INC.

By:/s/ Dempsey K. Mork

Dempsey K. Mork

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on December 14, 2009.

By:/s/Dempsey K. Mork

Chief Executive Officer and Director

Dempsey K. Mork

(principal executive officer)

By:/s/Darren J. Holm

Chief Financial Officer

Darren J. Holm

(principal accounting and financial officer)

By:/s/Riccardo Mortara

President and Director

Riccardo Mortara

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Animal Cloning Sciences, Inc. (A Development Stage Company)

78365 Hwy 111 Ste 382

La Quinta, CA 92253

We have audited the accompanying balance sheets of Animal Cloning Sciences, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of income and changes in member’s equity, and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Animal Cloning Sciences, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. These conditions raise substantial doubt about its ability to continue as a going concern.

The Blackwing Group, LLC

Issuing Office: Independence, MO

September 29, 2009

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

Condensed Balance Sheets

ASSETS

As of

As of

December 31,

December 31,

2008

2007

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

50,625

43,125

Total long-term liabilities

200,625

193,125

Stockholders’ Equity (note B)

Preferred stock, no par value; 2,000,000

shares authorized; no shares issued and outstanding

--

--

Common stock, no par value; 100,000,000

shares authorized; 142,894

shares issued and outstanding

11,990,765

11,990,765

Additional paid in Capital

(12,797,015)

(12,797,015)

Retained Earnings (Accumulated Deficit)

(46,250)

(38,750)

Total Stockholders' Equity

(852,500)

(845,000)

Total Liabilities and Stockholders' Equity

$

--

$

--

The accompanying notes are an integral part of the financial statements.

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

INCOME STATEMENTS

(Unaudited)

SINCE

RE-ENTERING

THE

DEVELOPMENT

STAGE

FOR THE THREE

FOR THE THREE

SEPT. 3, 2003,

MONTHS ENDED

MONTHS ENDED

THROUGH

DECEMBER 31,

DECEMBER 31,

MARCH 31

2008

2007

2008

INCOME

  Revenues

$

--

$

--

$

--

OPERATING EXPENSES

  General and administrative

--

--

6,875

      Total operating expenses

--

--

6,875

OTHER INCOME (LOSS)

  Interest expense

(7,500)

(7,500)

(39,375)

NET INCOME (LOSS)

$

(7,500)

$

(7,500)

$

(46,250)

PER SHARE INFORMATION:

  Net Income (Loss) per share

  142,894 shares issued

$

(0.05)

$

(0.05)

Basic weighted average

  number common stock

  shares outstanding

142,894

142,894

Diluted (loss) per

 common share

$

(0.00)

$

(0.00)

Diluted weighted average

  number common stock

  shares outstanding

142,894

142,894

The accompanying notes are an integral part of these financial statements.

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

SINCE

RE-ENTERING

THE

DEVELOPMENT

FOR THE THREE

FOR THE THREE

STAGE

MONTHS ENDED

MONTHS ENDED

(Sept. 3, 2003)

March 31,

MARCH 31,

through

2009

2008

     March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income

$

(7,500)

(7,500)

(46,250)

Adjustments to reconcile net income to net cash

  provided by operating activities:

    Depreciation

--

--

--

    (Increase) decrease in:

    Accounts Receivable

--

--

--

    Increase (decrease) in:

      Accounts Payable

--

--

3,500

      Due to Related Parties

--

--

3,375

      Accrued Interest Payable

7,500

7,500

39,375

      Accrued Salaries - Officers/Directors

--

--

--

  Net cash provided (used) by operating activities

--

--

--

CASH FLOWS FROM INVESTING ACTIVITES:

Fixes Asset Additions

  Net cash (used) by investing activities

--

--

--

CASH FLOWS FROM FINANCING ACTIVITIES:

  Convertible Note - Related Party

--

--

--

  Capital Contributions

--

--

--

    Net cash(Used)  by financing activities

--

--

--

Net increase (decrease) in cash

--

--

--

Cash, at beginning of period

--

--

--

Cash, at end of period

$

--

$

--

$

--

The accompanying notes are an integral part of these financial statements.

ANIMAL CLONING SCIENCES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

ACCUMULATED FOR THE PERIOD FROM DATE OF REENTERING

DEVELOPMENT STAGE ON SEPTEMBER 3, 2003

 (Unaudited)

Deficit

Accumulated

Total

Number of

Additional

During the

Stockholders'

Common

Dollar

Paid-In

Retained

Development

Equity

Shares

Value

Capital

Deficit

Stage

(Deficit)

Balance as of September 3, 2003

142,825

11,990,765

--

(12,797,015)

--

(806,250)

Net Loss for the period from December 31, 2003

--

--

--

--

(1,875)

(1,875)

Balance as of December 31, 2003

142,825

11,990,765

--

(12,797,015)

(1,875)

(808,125)

10-to-1 reverse stock split

2-24-2004 rounding

69

--

--

--

--

--

Shares issued 2/24/04

25,415,000

--

--

--

--

--

Shares issued 3/4/04

2,400,000

--

--

--

--

--

Shares Cancelled - 4/7/04

(27,815,000)

--

--

--

--

--

Net Loss for the period from December 31, 2004

--

--

--

--

(9,375)

(9,375)

Balance as of December 31, 2004

142,894

11,990,765

--

(12,797,015)

(11,250)

(817,500)

Net Loss for the period from December 31, 2005

--

--

--

--

(12,500)

--

Balance as of December 31, 2005

142,894

11,990,765

--

(12,797,015)

(23,750)

(817,500)

Net Loss for the period from December 31, 2006

--

--

--

--

(7,500)

(7,500)

Balance as of December 31, 2006

142,894

11,990,765

--

(12,797,015)

(31,250)

(825,000)

Net Loss for the period from December 31, 2007

--

--

--

--

(7,500)

(7,500)

Balance as of December 31, 2007

142,894

11,990,765

--

(12,797,015)

(38,750)

(832,500)

Net Loss for the period from December 31, 2008

--

--

--

--

(7,500)

(7,500)

Balance as of December 31, 2008

142,894

11,990,765

--

(12,797,015)

(46,250)

(840,000)

The accompanying notes are an integral part of these financial statements.

ANIMAL CLONING SCIENCES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Animal Cloning Sciences, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.”

The condensed consolidated financial statements of Animal Cloning Sciences, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein reflect all normal recurring adjustments that in the opinion of management are necessary for fair presentation. The Company has not commenced operations and has no working capital.

Organization, Nature of Business and Trade Name

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

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company is currently investigating various opportunities as a merger candidate. Currently, the Company has entered into discussions with several small to medium size companies that are looking for merger opportunities.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.

ANIMAL CLONING SCIENCES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation - continued

The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated

           Useful Lives

Office Equipment

5-10 years

Copier

5-7   years

Vehicles

5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no operations since reentering the development stage. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of company acquired in a merger or acquisition.

ANIMAL CLONING SCIENCES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Goods Sold

Since the Company is still in the development state formal application of certain procedures have not been implemented. Generally, job costs include all direct materials, and labor costs and those indirect costs related to development and maintenance of the website. Selling, general and administrative costs are charged to expense as incurred. However, Cost of Goods Sold procedures will be dependent on the industry that the identified merger or acquisition candidate is in.

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on Animal Cloning Sciences, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Animal Cloning Sciences, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital stock

The Company’s articles initially authorized the Company to issue a total of 102,000,000 (One Hundred Two Million) shares of stock, consisting of 2,000,000 (Two Million) shares of preferred stock and 100,000,000 (One Hundred Thousand) shares of common stock, both with no stated par value.

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

ANIMAL CLONING SCIENCES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Common Share

SFAS 128, "Earnings per Share," requires a dual presentation of earnings per share-basic and diluted. Basic loss per common share is computed by dividing the net loss for the period by the weighted average shares outstanding. The Company's convertible debt (Note C) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be anti-dilutive. Accordingly, basic and diluted losses per share are the same.

Recently Issued Accounting Pronouncements

In December of 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.”  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In September 2007, the FASB issued SFAS No. 158 (SFAS No. 158), which amends SFAS No. 87, 88, 106 and 132(R). Post application of SFAS 158, an employer should continue to apply the provision in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, which is, the difference between plan assets at fair value and the benefit obligation.

SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer’s fiscal year-end.

SFAS No. 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2007 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2008 for employers without publicly traded equity securities. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued Statement No. 159 (FASB No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. FASB No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

ANIMAL CLONING SCIENCES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

The provisions of FASB No. 159 become effective as of the beginning of our 2009 fiscal year. We do not expect that the adoption of FASB No. 159 will have a material impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued FAS 1 65 , “ Subsequent Events ” ..  This pronouncement establishes standards for accounting for and disclosing subsequent events ( events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of   FAS 1 65 did not have a material impact on the Company’s financial condition or results of operation.

In June 200 9 , the FASB issued FAS 1 66 , “ Accounting for Transfers of Financial Assets ” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of   FAS 1 66 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 200 9 , the FASB issued FAS 1 67 , “ Amendments to FASB Interpretation No. 46(R) ” .. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity.

This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of   FAS 1 67 to have an impact on the Company’s results of operations, financial condition or cash flows.

ANIMAL CLONING SCIENCES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In June 200 9 , the FASB issued FAS 1 68 , “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ” . FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 1 68 to have an impact on the Company’s results of operations, financial condition or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

NOTE B – GOING CONCERN

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations.

Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

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

ANIMAL CLONING SCIENCES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

NOTE B – GOING CONCERN - continued

Management expects to seek potential business opportunity from all known sources but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations. Management, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholders, in accomplishing the business purposes of the Company.

The officers and directors of the company have paid all expenses related to the activities of seeking other business opportunities and performing all functions necessary for the required SEC filings for this company with the understanding that these expenses will not be reimbursed by the company due to the fact that this is not the only company they are performing these services for.

NOTE C - RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company's CEO. The note is convertible at a rate of $.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2010. At December 31, 2008, the Company had accrued $50,625 in interest. Current year interest expense was $7,500.

The Company's officers and directors have resolved to provide for various expenses incurred by the Company at a minimal cost until such time that a merger candidate is found. These expenses consist of, but are not limited to, accounting, filing requirements, and management services. The costs of these services were $0 and $1,500 during 2008 and 2007, respectively, for a total of $3,000 payable to officers and directors at December 31, 2008.

NOTE D - STOCKHOLDERS' EQUITY

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

Class B Convertible Preferred Stock.

The Company has designated 110,000 shares of no par value convertible

ANIMAL CLONING SCIENCES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

NOTE D - STOCKHOLDERS' EQUITY (continued)

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

NOTE E - INCOME TAXES

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

NOTE E - INCOME TAXES

The net deferred tax asset, which is based on an effective tax rate of 34% and consists mainly of net operating loss carryforwards and accrued compensation expense, is approximately $470,675 as of December 31, 2008. It has been fully offset with a valuation allowance, which increased by $2,550 during 2008.

ANIMAL CLONING SCIENCES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

NOTE F - COMMITMENTS AND CONTINGENCIES

During the period of 1995 through 2003 and in accordance with compensation agreements then in effect, the Company's president and CEO had accumulated $1,020,000 in accrued salaries, of which $645,000 was st

Name	Age	Position
Dempsey K. Mork	65	Chief Executive Officer and Director
Riccardo Mortara	58	President and Director
Darren J. Holm	42	Secretary & Chief Financial Officer and Director