Form 10-Q
period 2009-03-31
ANIMAL CLONING SCIENCES INC
filed 2010-01-25
CIK 915337

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

52,500

50,625

Total long-term liabilities

202,500

200,625

Stockholders’ deficit

Preferred stock, no par value; 2,000,000

shares authorized; no shares issued and outstanding

--

--

Common stock, no par value; 100,000,000

shares authorized; 142,984

shares issued and outstanding

11,990,765

11,990,765

Additional paid in Capital

(12,797,015)

(12,797,015)

Deficit accumulated during the development stage

(48,125)

(46,250)

Total capital

(854,375)

(852,500)

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

--

      Total operating expenses

--

--

--

NET OPERATING LOSS

--

--

--

OTHER INCOME (EXPENSE)

Interest expense – related party

(1,875)

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