Form 10-K
period 2009-12-30
BANCORP ENERGY INC
filed 2011-08-08
CIK 915337

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-K

     ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                           For the fiscal year ended December 31, 2009

                                                   Commission file number: 0-22934

Bancorp Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

      Washington                 91-1268870

______________________       _______________

                                                            (State or Other Jurisdiction of            (IRS Employer

Incorporation or Organization)         Identification No.)

73726 Alessandro Drive, Suite 103

Palm Desert, CA 92260

(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (760) 776-8899

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value

                                                                               (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes  *   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes   *     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No *

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

               Large Accelerated Filer *                                                                                   Accelerated Filer *

               Non-accelerated filer *                                                                                                              Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No *

For the year ended December 31, 2009, the issuer had no revenues.

As of June 30, 2009, there was no active trading market for the issuer's common stock and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, no par value, as of June 30, 2011 was 142,894 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Bancorp Energy, Inc.

Form 10-K Annual Report

Table of Contents

PART I

Item 1.       Business                                                                                                                                                                      5

Item 1A.    Risk Factors                                                                                                                                                                5

Item 1B.    Unresolved Staff Comments                                                                                                                                       5

Item 2.       Property                                                                                                                                                                    6

Item 3.       Legal Proceedings                                                                                                                                                      6

Item 4.       Removed and Reserved                                                                                                                                              6

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity                  6

                 Securities.

Item 6.      Selected Financial Data                                                                                                                                               7

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations                                     7

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                                                                      8

Item 8.      Financial Statements and Supplementary Data                                                                                                           8

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.                                    8

Item 9A.   Controls and Procedures                                                                                                                                              9

Item 9B.   Other Information                                                                                                                                                        9

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance                                                                                      9

Item 11.     Executive Compensation                                                                                                                                         11

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters               11

Item 13.     Certain Relationships and Related Transactions, and Director Independence                                                       12

Item 14.     Principal Accounting Fees and Services.                                                                                                                13

PART IV

Item 15.    Exhibits and Financial Statement Schedules                                                                                                           13

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements " regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. in light of the significant uncertainties inherent in the forward looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business, " "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors ". We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we ", "our ", "us ", or any derivative thereof, as used herein refer to Bancorp Energy, Inc.

                                                                         PART 1

ITEM 1.         BUSINESS.

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Bancorp Energy expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

Bancorp Energy, Inc. was incorporated on August 16, 1984 in the state of Washington under the name Gold Valley, Inc. Successively, the Company amended its Articles of Incorporation to change its name to Development Bancorp, Ltd., Imatel Holdings, Ovvio Better Life and Animal Cloning Sciences, Inc., reflecting the Company's activities in various industries.

On November 14, 2000, the Company changed its name to Animal Cloning Sciences, Inc. to reflect the direction of the firm's efforts. The Company had been conducting research on cloning horses and evaluating license agreements to distribute equine DNA for equine clones. The Company was focusing its research on a cloning method that would lend itself to commercialization of equine cloning.

In early 2003, the Company was informed by the USDA that its license to import frozen embryos, which was expected to be issued, would not be forthcoming because of concerns arising due to the tragic events occurring on September II, 2001. As a result, the Company ceased its efforts at cloning and disposed of assets used for cloning in the third quarter of2003. For full details on these matters, please refer to the Company's Form 10-QSB for the quarter ended September 30, 2003, and the Form 10-KSB for the year ended December 31, 2003. The Company changed its name in 2007 to Bancorp Energy, Inc. in connection with a proposed acquisition which did not close.

As of September 30, 2003, the Company is considered to have re-entered the development stage. Since 2003, the Company has neither generated revenues nor conducted any operations. The Company's only activity was the incurrence of general and administrative expenses to maintain its status as a reporting company with the SEC. The  primary activity of the Company since 2003 involved seeking a company or companies that it could acquire or with whom it could merge. After spending some time unsuccessfully looking for a suitable merger or acquisition candidate, the Company decided in late 2010 to move forward as a general management consulting company, utilizing the variety of past experience of its Officers and Directors to generate fees from growing companies who are looking for experienced management on a part-time basis.  As of December 31, 2010 the Company has no agreements to provide services, nor has it achieved revenues therefrom. Management expects to obtain clientele primarily via referrals.

Competition in the management consulting business is high, with many companies and individuals offering such services. Most of such companies have greater financial and other resources than the Company and all have longer operating histories in this industry.

Employees

The Company has no employees other than its officers. The officers of the Company do not work exclusively for the Company, but devote only a portion of their time (5-10 hours per week) to its business.

Item 1A.         RISK FACTORS

As a "smaller reporting company" this item is inapplicable.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

                As a "smaller reporting company" this item is inapplicable.

ITEM 2.         PROPERTIES

             We share use of approximately 1,00 square feet of  office space provided without charge by Dempsey Mork, our Chief Executive Officer.

ITEM 3.         LEGAL PROCEEDINGS

                There are no legal proceedings the outcome of which would be material to our financial statements.

ITEM 4.         REMOVED AND RESERVED

                                                                                      PART II

ITEM 5.         MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock trades on the Pinksheets.com under the symbol ANML. Quotations and trades are sporadic, and there has not been an established trading market for the common stock for more than two years. As of December 31, 2009, there were 142,894 common shares and no preferred shares issued and outstanding.

(b) Holders

 As of December 31, 2009, there were approximately 166 record holders of Company common stock.

(c) Dividends

The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d) Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2009

Plan Category	(a) Number of Securities To be issued upon Exercise of existing Options, warrants And rights	(b) Weighted Average Exercise price of Outstanding options, Warrants and rights	Number of Securities Remaining available For future issuance under equity compensation plans (excluding Securities Reflected in Column (a)
Equity compensation Approved by Security holders	--	--	--

Equity compensation Not approved by Security holders	--	--	--

Total	--	--	--

(e) Sales of Unregistered Securities during the year ended December 31, 2009

None.

(f) Company repurchases of common stock during the year ended December 31, 2009.

None.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included in this Form 10-K and the prior reports for fiscal year 2009.

No significant business activity was conducted by the Company during the fiscal year 2009. As a result, no income was earned by the Company in 2009 and there was no cash at the end of the year.

         Previously, the primary activity of the Company involved seeking a company or companies that it could acquire or with whom it could merge.  However, after spending some time unsuccessfully looking for a suitable merger or acquisition candidate, the Company has now decided to move forward as a general management consulting company, utilizing the variety of past experience of its Officers and Directors to generate fees from growing companies who are looking for experienced management on a part-time basis.

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

The officers and directors of the Company are currently involved in other activities and will devote only a portion of their time to the specific business affairs of the Company until such time as a viable business is established. At such a time, they expect to spend the necessary time and effort to ensure the growth and success of the new business model.

Capital and Source of Liquidity

         During the third quarter of 2003, the Company sold its ranch and equine cloning facilities, which were originally purchased during the first quarter of2002 through the issuance of its note payable and the assumption of long-term debt. The Company has not engaged in any investing activities since then. We have no sources of capital other than officer loans. It is anticipated that the officers will loan any required funds to the Company, but they are not under any obligation to do so.

Plan of Operations

The Company has not engaged in any material operations or had any operations during the past two fiscal years. In 2009 and 2008, the Company generated no revenues, and incurred interest expense of $7,500 and $7,500, respectively. On December 31, 2009, the officers and directors agreed to convert the accrued salaries payable amount of $645,000 into two Promissory Notes payable on-demand on or after December 31, 2014. The notes bear interest at 5% per year. The notes are payable to Mr. Dempsey Mork and Mr. Riccardo Mortara in the amounts of $352,500 and $292,500 respectively. The interest expense on the Promissory Notes was $0 and $0 in calendar 2009 and 2008, respectively.

Substantially all of our debt represents loans and advances from related parties.

         We do not expect to purchase any significant equipment for the foreseeable future. We have no off-balance sheet obligations and no contractual liabilities.

         We do not expect any significant changes in the number of employees in the next twelve months. Our success and profitability is dependent upon the efforts of our officers and directors, who devote only 5-10 hours per week to our business.

Subsequent Events

         There were no reportable subsequent events from December 31, 2009 through the date this report is filed.

ITEM7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item .

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Bancorp Energy’s financial statements are appended to the end of this report and include the following:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2009 and 2008

Statements of Income for the years ended December 31, 2009 and 2008 and the period since re-entering the development stage (September 30, 2003) to December 31, 2009

Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the period since re-entering the development stage (September 30, 2003) to December 31, 2009

Statement of Stockholders’ Deficit for the period since re-entering the development stage (September 30, 2003) to December 31, 2009

Notes to Financial Statements

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 1, 2009,  the Registrant engaged The Black Wing Group,,LLC as its new independent accountant.  Prior to the engagement of Black Wing Group. LLC, the Company did not consult with Black Wing Group, LLC on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on the Company's financial statements. As of August 1, 2009 the Company did not have any independent accountant.

On September 30, 2009, The Black Wing Group, LLC resigned as our independent accountant previously engaged to audit the Company’s financial statements.  The audit reports of The Black Wing Group, LLC on  the Company’s financial statements for the fiscal years ending December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except such report was modified to include an explanatory paragraph for a going concern uncertainty. In connection with the audits of the fiscal years ending  December 31, 2008 and 2007, including the subsequent interim periods since engagement through September 30, 2009,  the date of resignation, the Company had no disagreements with The Black Wing Group, LLC with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-K.  Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused The Black Wing Group, LLC to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

During the fiscal year ending December 31, 2008, including the subsequent interim periods since engagement through September 30, 2009, the date of The Black Wing Group, LLC’s termination, the Company (or anyone on its behalf) did not consult with any other accounting firm regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-K. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-K), the Company did not consult any other firm in respect to these matters during the time periods detailed herein.

The Company provided The Black Wing Group, LLC with a copy of the Form 8-K reporting this change. The Company requested that The Black Wing Group, LLC furnish the Company with a letter to the Securities and Exchange Commission stating whether The Black Wing Group, LLC agreed with the above statements. The Company has been informed that The Black Wing Group, LLC is no longer operating and that its membership in the PCAOB was revoked on December 22, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements of two issuers, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non-cooperation with a Board Investigation. The Company  had requested that The Blackwing Group, LLC furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The Company has  been unable to obtain this letter.

On March 15, 2010, the registrant engaged Sam Kan and Company CPA as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted Sam Kan and Company CPA regarding any of the matters set forth in Item 304 (a) (2) (i) or (ii) of Regulation S-K.

ITEM 9A(T).      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. We  maintain  disclosure controls and procedures designed to ensure  that information required  to be disclosed in our reports filed under the Securities Exchange Act of 1934, as  amended  (the  Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer and our  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (December 31, 2009) , we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was effective as of the fiscal year ended  December 31, 2009.

This annual report does not include an attestation report of our registered public accounting  firm regarding internal control over financial reporting. Management's report was not subject to attestation by our  registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                                                                       PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. No annual meeting has been set. The names and positions of the present directors and officers of the Company are set forth below:

Business Experience of Directors/Executive Officers:

         Riccardo Mortara has been President and a Director of the Company since June 1993. For more than the past 5 years, Mr. Mortara has been the chief executive of Sonnig, SA, a Swiss aircraft charter company. For more than the past 5 years,  Mr. Mortara has been the managing  director of Societe Financiere du Seujet, Geneva, Switzerland, a company which provides portfolio management and financial services to banks, corporations, and high net-worth individuals primarily in Europe. From  1984 to 1991, Mr. Mortara was a director of a Geneva private portfolio management company in which he is still a co-owner.

         Dempsey K. Mork has been  Director of the Company since December 1992, was  the Chief Financial Officer from 2003 until 2007, and was President from December 1992 to June 1993. Mr. Mork has also been the Chief Executive Officer since 2003.  Mr. Mork’s background includes corporate development, mergers and acquisitions and financial services, and he has been active in these fields for the past 26 years. His primary business for the past five years has been as a private investor and in the provision of management consulting services under his employment with Magellan Capital Corporation. Mr. Mork is also an officer and director of Knickerbocker Capital Corporation, China Holdings Group, Inc., Apex Capital, and North Star Ventures. These latter companies have minimal operating activities and may be considered to be "shell" companies.

Neville Pearson has been Secretary & Chief Financial Officer of the Company since May 2010.  Mr. Pearson is a Fellow of the Association of Chartered Certified Accountants. Mr. Pearson has gained over 35 years of senior level financial management experience at CFO / Controller level with both Public Multi-National and Private Companies on three continents. Mr. Pearson brings extensive experience in the Real Estate Development and Construction fields, as well as having worked in the Automotive, Mining and Food manufacturing sectors.

Significant Employees

The Company has no employees who are not executive officers.

Audit Committee Financial Expert

Bancorp Energy does not have either an Audit Committee or a financial expert on the Board of Directors. The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs associated with identifying and retaining an individual who would qualify as an audit committee financial expert, the limited scope of our operations and the relative simplicity of our financial statements and accounting procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Bancorp Energy’s officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish Bancorp Energy with copies of all Section 16(a) forms they file. During the year ended December 31, 2009 Bancorp Energy believes that Dempsey Mork and Riccardo Mortara failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and five, based on representations submitted by such people. Bancorp Energy does not believe that such individuals purchased or sold any Bancorp Energy Common Stock during 2009.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We have no plans to adopt a Code of Ethics due to our limited operations.

ITEM 11.          EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	NonEquity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Dempsey Mork, CEO (2009 and 2008) Neville Pearson, CFO(2009) Darren Holm, CFO(till 5/09)	2009 2008 2009 2009 2008	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0

During the period of 1995 through 2003 and in accordance with compensation agreements then in effect, Mr. Riccardo Mortara and Mr. Dempsey Mork (the Officers) had accumulated $1,020,000 in accrued salaries. As of December 31, 2009, $645,000 was still owed to the Officers. On December 31, 2009 Mr. Mortara and Mr. Mork waived their rights to the outstanding salaries in exchange for a Promissory Note, the details of which can be found in Item 13 of this report.

There are currently no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director. No additional amounts are payable to the Company’s officers or directors for committee participation, special assignments, or other services rendered in the normal course of business. The Company has no stock option or similar plans, and there are no warrants or options outstanding.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2011 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our

Common Stock, and all officers and directors as a group.

                             Name and Address of                                  Number of

                                      Beneficial Owner                                          Shares                            Percent of Class

                               Dempsey K. Mork (1)                                  13,629                                      9.5%

                                 Chief Executive Officer

                                          and Director

                                       Riccardo Mortara (1)                                 24,207                                     17.0%

                                   President and Director

                                  Neville Pearson

Chief Financial Officer(1)

        Robert J. Filiatreaux

                      7,928                                       5.5%

            77545 Chillon

      La Quinta, CA 92253

All officers and directors as

     37,836

           26.5%

a group (3 persons)

(1)

The address of this person is c/o the Company

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 30, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company’s CEO. The note is convertible at a rate of $0.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Annual interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2010. An amendment to this note was signed by both parties on March 1, 2010 which extended the maturity date of the note to March 1, 2015.  At December 31, 2009 the Company had accrued $58,125 in interest. Interest expense was $7,500 and $7,500 in calendar 2009 and 2008, respectively.

On December 31, 2009, the officers and directors agreed to convert the accrued salaries payable amount of $645,000 into two Promissory Notes payable on-demand on or after December 31, 2014. The notes bear interest at 5% per year. The notes are payable to Mr. Dempsey Mork and Mr. Riccardo Mortara in the amounts of $352,500 and $292,500 respectively. The interest expense on the Promissory Notes is was $0 and $0 in calendar 2009 and 2008, respectively.

The Company’s officers and directors have resolved to provide for various expenses incurred by the company with only minimal repayment due at the time a merger or acquisition is effected and cash flows are available. These expenses consist of, but are not limited to accounting, filing requirements, and management services. At December 31, 2009 the Company had accumulated $11,875 in such fees payable to its officers and directors. These amounts are payable on demand and bear no interest.

Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that the management time should be devoted to the business of the Company. No procedures have been adopted to resolve such conflicts of interest.

Director Independence

Currently, the Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sam Kan & Associates, 1151 Harbor Bay Parkway, Ste. 101, Alameda CA 94502, (510) 355-0492 is our independent registered public accounting firm.

Audit Fees

During the period covering the fiscal year ended December 31, 2009, our principal accounting firm, Sam Kan & Company was paid the sum of $500 for review services for the quarterly financial statements ended September 30, 2009 and 2008. Sam Kan & Company charged the sum of $1,750.00 for audit and review services for the fiscal year ended December 31, 2009. For the fiscal year ended December 31, 2008 we paid the Blackwing Group $2,000 for audit and review services.

Audit-Related Fees

There were no fees billed by Sam Kan & Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended Dec. 31, 2009.

Tax Fees

The aggregate fees billed by Sam Kan & Associates for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2009.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

Financial Statements.

 The following financial statements and the report of our independent registered public accounting firm are filed herewith.

o  Report of independent Registered Public Accounting Firm (Sam Kan & Associates-2009 and 2008)

o  Balance Sheets at Dec. 31, 2009 and 2008

               o  Statements of Operations for the years ended Dec. 31, 2009 and 2008 and for the cumulative period from September

                   30, 2003 (Date of re-entering the development stage) to Dec. 31, 2009.

o  Statements of Changes in Shareholders' Deficiency for the period from September 30, 2003 (Date of re-entering the development stage) to December 31, 2009.

               o  Statements of Cash Flows for the years ended Dec. 31, 2009 and 2008, and for the cumulative period from

                  September 30, 2003 (Date of re-entering the development stage) to Dec. 31, 2009.

o  Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

             Exhibit No.                                                                  Description

     3.5

        Certificate of Amendment changing name of the Corporation to Bancorp Energy, Inc. *

  23.1       Consent of Accountants*

     31.1         Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Ox1ey Act of2002*

31.2          Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of2002*

32.1          Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of2002.*

32.2          Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of2002.*

*included herewith

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP ENERGY, INC.

Date: August 8, 2011

By: lsi Dempsey Mork

Dempsey Mork, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 8, 2011

By: /s/ Dempsey Mork

Dempsey Mork, Chief Executive Officer and Director

(Principal Executive Officer)

Date: August 8, 2011

By:/s/ Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)

Date: August 8, 2011

By: /s/ Riccardo Mortara

Riccardo Mortara, President and Director

Sam Kan & Company

 1151 Harbor Bay Pkwy., Suite 101

 Alameda, CA 94502  Phone: 510.517.7874 Fax: 866.848.1224

http://www.skancpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Bancorp Energy, Inc.

We have audited the accompanying balance sheets of Bancorp Energy, Inc. (hereinafter the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period since re-entering the development stage on September 30, 2003 to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, and the period since re-entering the development stage on September 30, 2003 to December 31, 2009 are in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and 2008, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sam Kan & Company July 28, 2011 Alameda, California

Bancorp Energy, Inc.
(A Development Stage Company)
Balance Sheets

December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$ 11,875	$ 6,875
Accrued expenses and other liabilities	58,125	695,625
Total current liabilities	70,000	702,500

Note payable - related part	795,000	150,000

Total liabilities	865,000	852,500

Stockholders' equity (deficit)
Preferred stock, no par value; 2,000,000 shares authorized, 0 shares issued and outstanding on December 31, 2009 and 2008	-	-
Common stock, no par value; 100,000,000 shares authorized, 142,894 shares issued and outstanding on December 31, 2009 and 2008	11,990,765	11,990,765
Additional paid in capital	(12,797,015)	(12,797,015)
Accumulated deficits	(58,750)	(46,250)
Total stockholders' deficit	(865,000)	(852,500)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to financial statements
Bancorp Energy, Inc.
(A Development Stage Company)
Statement of Operations

Year Ended December 31, 2009	Year Ended December 31, 2008	For the Period Since Re-entering the Development Stage on September 30, 2003 to December 31, 2009

Revenue	$ -	$ -	$ -

Operating Expenses
General and administrative	-	-	-
Professional fees	5,000	-	11,875
Total operating expenses	3,500	-	15,375

Loss from operations	(3,500)	-	(11,875)

Other income / (expenses)
Interest expense	(7,500)	(7,500)	(46,875)
Total other income / (expenses)	(7,500)	(7,500)	(46,875)

Net loss	$ (12,500)	$ (7,500)	$ (58,750)

Net income per share of common stock:
Basic	$ (0.09)	$ (0.05)

Weighted average shares outstanding	142,894	142,894

See accompanying notes to financial statements

Bancorp Energy, Inc.
(A Development Stage Company)
Statement of Cash Flows
	Year Ended December 31, 2009	Year Ended December 31, 2008	For the Period Since Re-entering the Development Stage on September 30, 2003 to December 31, 2009
Cash flows from operating activities
Net loss	$ (12,500)	$ (7,500)	$ (58,750)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	-	-	-
Loan forgiven and loan assumed by shareholder	-	-	-
Changes in operating assets and liabilities:
Accounts payable	5,000	-	11,875
Accrued expenses and other liabilities	7,000	7,500	46,875
Net cash used in operating activities	-	-	-

Cash flows provided by investing activities	-	-	-

Cash flows from financing activities
Loan repayment to shareholder	-	-	-
Note payable - related party	-	-	-
Net cash provided by financing activities	-	-	-

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$ -	$ -	$ -

Supplemental non-cash investing and financing activities:
Conversion of accrued salaries to notes payable	$ 645,000	$ -	$ 645,000
Supplemental cash flow Information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to financial statements

BANCORP ENERGY, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Bancorp Energy, Inc. (A Development Stage Company) (hereinafter the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

Animal Cloning Sciences, Inc. was organized in Washington on August 16, 1984 as a holding company involved in the cloning of horses before changing its name to Bancorp Energy, Inc. Because of adverse rulings from the U.S. Department of Agriculture in refusing to grant licenses for importing animal embryos into the United States, the Company discontinued its operations and its cloning efforts and sold its ranch facilities during the third quarter of 2003. The results of these transactions were reported in Form 10-QSB for the quarter ending September 30, 2003, and Form 10-KSB for the year ended December 31, 2003.

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

Previously, the primary activity of the Company involved seeking a company or companies that it could acquire or with whom it could merge.

However, after spending some time unsuccessfully looking for a suitable merger or acquisition candidate, the Company has now decided to move forward as a general management consulting company, utilizing the variety of past experience of its Officers and Directors to generate fees from growing companies who are looking for experienced management on a part-time basis.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.

The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce

BANCORP ENERGY, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

Property and Equipment

Property and equipment are carried at cost if so acquired. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

BANCORP ENERGY, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statement purposes, depreciation is computed under the straight-line method.

Capital stock

The Company’s articles initially authorized the Company to issue a total of 102,000,000 (One Hundred Two Million) shares of stock, consisting of 2,000,000 (Two Million) shares of preferred stock and 100,000,000 (One Hundred Thousand) shares of common stock, both with no stated par value.

Revenue Recognition

The Company recognizes revenues when service is rendered to the customer and according to terms of the contract. Since the Company is in development stage, there was no revenue recognized as of December 31, 2009 and 2008.

Cost of Goods Sold

Since the Company is back in the development state, formal application of certain procedures has not been implemented. Generally, job costs include all direct materials, and labor costs and those indirect costs related to development and maintenance of the website. Selling, general and administrative costs are charged to expense as incurred. However, Cost of Goods Sold procedures will be dependent on the industry that the identified merger or acquisition candidate is in.

Loss Per Common Share

Basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net earnings available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing the net earnings available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

Advertising Costs

Advertising and promotion costs are expensed as incurred. The Company incurred no such expenses since inception.

Income Taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

BANCORP ENERGY, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued an update to ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  This update to ASC 820 was effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was effective for interim or annual periods ending after June 15, 2009.  The Company adopted this standard as of June 30, 2009; however, the adoption of ASC 855 had no impact to the Company’s financial statements.

In June 2009, the FASB issued ASU 2009-17, Consolidation (ASC 810) “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This new standard also requires additional disclosures about an enterprise’s involvement in variable interest entities. The Company adopted this pronouncement on January 1, 2010 but there was no significant impact on its financial statements.

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  ASC 105 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff.  It does not include any new guidance or interpretations of

US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas.  The Codification was adopted on July 1, 2009 for the Company’s financial statements for the year ended December 31, 2009.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements.  Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.

BANCORP ENERGY, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated.  The adoption of this guidance during our current fiscal quarter did not have any impact on our financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE B – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

Management expects to seek potential business opportunities for merger or acquisition of existing companies. Currently the Company has yet to locate any merger of acquisition candidates. Management is not currently limiting their search for merger or acquisition candidates to any industry or locations. Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholders, in accomplishing the business purposes of the Company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing.  The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

BANCORP ENERGY, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

NOTE C – NOTES PAYABLE

On March 1, 2002 the Company has entered into a note agreement with Dempsey Mork, who was a related party to the Company for the amount of $150,000 payable and due on March 1, 2010 along with 5% interest per annum. This note is convertible at the rate of $.05 per share of common stock for a total of 3,000,000 share from the Company. However, this note was amended on March 1, 2010 to extend its due dates to March 1, 2015 if not converted sooner into common stock. As of December 31, 2008, the Company had accrued $50,625 in interest. During 2009 interest expense was $7,500. Therefore the Company had accrued $58,125 in interest as of December 31, 2009.

On December 31, 2009 a note agreement was entered into with Dempsey Mork for the amount of $352,500 in exchange for his accrued salary in the same amount. Interest was being accrued at 5% per annum and is due with the principal amount on December 31, 2014.

On December 31, 2009 a note agreement was entered into with Riccardo Mortara for the amount of $292,500 in exchange for his forgiveness for the accrued salary in the same amount. Interest was being accrued at 5% per annum and is due with the principal amount on December 31, 2014.

NOTE D - RELATED PARTY TRANSACTIONS

The convertible note agreement entered on March 1, 2002 was with the Company's CEO, Dempsey Mork.

The Company's officers and directors have resolved to provide for various expenses incurred by the Company at a minimal cost until such time that a merger candidate is found. These expenses consist of, but are not limited to, accounting, filing requirements, and management services. The costs of these services were $5,000 and $0 during 2009 and 2008, respectively, for a total of $11,875 and $6,875 payable to officers and directors at December 31, 2009 and 2008, respectively.

On December 31, 2009, the Officers and Directors agreed to convert the accrued salaries payable amount of $645,000 into two Promissory Notes payable on-demand on or after December 31, 2014. The notes bear interest at 5% per year. The notes are payable to Mr. Dempsey Mork and Mr. Riccardo Mortara in the amounts of $352,500 and $292,500 respectively.

NOTE E - STOCKHOLDERS' EQUITY

Preferred Stock

During February 2004, the Company's shareholders voted to increase the number of authorized shares from 1,000,000 to 2,000,000. The Company has not issued any preferred stock since inception. The rights for preferred stock not designated as Class A or B will be determined by the Board of Directors prior to issuance.

BANCORP ENERGY, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

Class A Preferred Stock

The Company has designated 1,500 shares of no par value Class A preferred stock. Class A shareholders are not entitled to receive dividends, but are entitled to elect two-thirds of the directors of the Company.

Class B Convertible Preferred Stock

The Company has designated 110,000 shares of no par value convertible

Class B preferred stock

Class B shareholders are entitled to receive dividends in a manner similar to common shareholders when declared by the board of directors. Each Class B share is convertible into one share of common stock at the option of the shareholder, provided that the market price for the Company's common stock is at or above $4.50 per share. There are 1,888,500 shares of Class B preferred stock authorized.

Common Stock

During February 2004, the Company's shareholders voted to increase the number of shares authorized from 50,000,000 per their articles of incorporation to 100,000,000.

On February 24, 2004, the Company applied a 10-to-1 reverse split on its common stock. The financial statements, for all periods presented have been restated to reflect the stock split.

During February and March 2004, the Company issued 27,815,000 shares of its common stock for the cancellation of salaries payable to officers, the cancellation of a note payable of $150,000, and 100% of the stock of a company with which it was merging. However, during April 2004, the Company reversed the transaction and cancelled the 27,815,000 shares of its previously issued stock for the attempted merger and reduction of liabilities. There are 142,894 shares of common stock issued and outstanding as of December 31, 2009 and 2008.

NOTE F - INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2009 and 2008, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

BANCORP ENERGY, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

Changes in the net deferred tax assets consist of the following:

	2009	2008
Net operating loss carry forward	$865,000	$852,500
Valuation allowance	(865,000)	(852,500)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2009	2008
Net operating loss carry forward	$302,750	$298,375
Valuation allowance	(302,750)	(298,375)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2009 and 2008.

The net federal operating loss carry forward will expire in 2023.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE G – SUBSEQUENT EVENTS

Management has reviewed material events subsequent of the year ended December 31, 2009 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures required.

2