Form 10-Q
period 2010-03-30
BANCORP ENERGY INC
filed 2011-08-08
CIK 915337

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the quarter  ended March 31, 2010

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

                                                               Common Stock, $0.001 par value

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

Yes  ☒   No *

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 31, 2010, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, no par value, as of March 31, 2010 was 142,984 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Bancorp Energy, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                                                                                   4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                    9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                   10

Item 4.       Controls and Procedures                                                                                                                                            10

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                                                                       11

Item 1A.   Risk Factors                                                                                                                                                                 11

Item 2.      Selected Financial Data                                                                                                                                               11

Item 3       Defaults Upon Senior Securities                                                                                     .                                           11

Item 4.      Removed and Reserved                                                                                                                                              12

Item 5.      Other Information                                                                                                                                                       12

Item 6.      Exhibits                                                                                                                                                                       12

                                                                         PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended March 31, 2010 have been prepared by the Management Group of Bancorp Energy, Inc.

BANCORP ENERGY, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

              For the Three Months Ended March 31, 2010, and the Period of September 30, 2003 (Since re-entering the development stage) to March 31, 2010

Bancorp Energy, Inc. (A Development Stage Enterprise)
Balance Sheets

	March 31 December 31
	2010	2009
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$11,875	$11,875
Accrued Salaries – Officers	-	-
Total current liabilities	11,875	11,875

Long term liabilities
Convertible Note – Dempsey Mork	150,000	150,000
Accrued Interest – Dempsey Mork	58,125	58,125
Note Payable: Mork $352,500	352,500	352,500
Note Payable: Mortara $292,500	292,500	292,500
Total long term liabilities	853,125	853,125

Total liabilities	865,000	865,000

Stockholders' (Deficit) Equity
Common stock, no par value; 100,000,000 shares authorized, 142,894 shares issued and outstanding at March 31, 2010 and December 31, 2009	11,990,765	11,990,765
Additional paid in capital	(12,797,015)	(12,797,015)
Retained Earnings (Accumulated Deficit)	(58,750)	(58,750)
Total stockholders' (deficit) equity	(865,000)	(865,000)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to financial statements

Bancorp Energy, Inc.

(A Development Stage Enterprise)

Statement of Operations

			For the period from Sept 30, 2003 (Since re-entering the development stage) to March 31, 2010

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-

Expenses
General & administrative	-	-	-
Professional fees	-	-	11,875
Total expenses	-	-	11,875

Other income / (expense)
Interest expense	-	1,875	(46,875)
Total other income / (expense)	-	1,875	(46,875)

Net loss	$-	$(1,875)	$(58,750)

Basic and diluted loss per common share	$-	$-

Weighted average shares outstanding	142,894	142,894

See accompanying notes to financial statements

Bancorp Energy, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

For the period

from Sept. 30, 2003

(Since reentering

the development

Three Months Ended March 31,

stage to

2010

2009

March 31, 2010

(Unaudited)

Cash flows from operating activities

Net loss

$

--

$

(1,875)

$

(58,750)

Adjustments to reconcile net loss to net cash used in

  operating activities:

Issuance of common stock in exchange for services

--

--

--

Changes in operating assets and liabilities:

Accounts payable

--

--

--

Accounts payable - related parties

--

--

11,875

Accrued interest

--

1,875

46,875

Net cash used in operating activities

--

--

--

Net cash from investing activities

--

--

--

Cash flows from financing activities

Proceeds from related party loan

--

--

--

Proceeds from issuance of stock

--

--

--

Net cash provided by financing activities

--

--

--

Net increase in cash

--

--

--

Cash at beginning of period

--

--

--

Cash at end of period

$

--

$

--

$

--

Supplemental disclosure of non-cash investing

  and financing activities:

Issuance of common stock for professional

  and consulting services

$

--

$

--

$

--

Supplemental Cash Flow Information:

Cash paid for interest

$

--

$

--

$

--

Cash paid for income taxes

$

--

$

--

$

--

See accompanying notes to financial statements.

BANCORP ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2010

and for the period of September 30, 2003 (Since re-entering the development stage) to March 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SHAREHOLDERS’ EQUITY

No addition common shares were issued for any reason during the three months ended March 31, 2010.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company’s CEO. The note is convertible at a rate of $0.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Annual interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2010. An amendment to this note was signed by both parties on March 1, 2010 which extended the maturity date of the note to March 1, 2015. At March 31, 2010, the Company had accrued $58,125 in interest.

BANCORP ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2010

and for the period of September 30, 2003 (Since re-entering the development stage) to March 31, 2010

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

NOTE 5 – SUBSEQUENT EVENTS

Management has reviewed material subsequent events in accordance with FASB ASC 855 “Subsequent Events”.  No additional disclosure is required.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Bancorp Energy, Inc. was incorporated on August 16, 1984 in the state of Washington under the name Gold Valley, Inc. successively, the Company amended its Articles of Incorporation to change its name to Development Bancorp, Ltd. ImateI Holdings, Ovvio Better Life and Animal Cloning Sciences, Inc., reflecting the Company's activities in various industries.

On November 14, 2000, the Company changed its name to Animal Cloning Sciences, Inc. to reflect the direction of the firm's efforts. The Company had been conducting research on cloning horses and evaluating license agreements to distribute equine DNA for equine clones. The Company was focusing its research on a cloning method that would lend itself to commercialization of equine cloning.

In early 2003, the Company was informed by the USDA that its license to import frozen embryos, which was expected to be issued, would not be forthcoming because of concerns arising due to the tragic events occurring on September II, 200 I. As a result to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events., the Company ceased its efforts at cloning and disposed of assets used for cloning in the third quarter of2003. For full details on these matters, please refer to the Company's Form 1O-QSB for the quarter ended September 30, 2003, and Form 10-KSB for the year ended December 31, 2003. The Company changed its name in 2007 to Bancorp Energy, Inc. in connection with a proposed acquisition which did not close.

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

Since incorporation, we have financed our operations primarily through financing and through the increase in accounts payable, payments made by others for the company and by settlement of the payable amounts with shares of common stock of the Company.

To date we have not implemented our planned principal operations.

We do not expect to conduct any research and development.

We do not own any plant or equipment.

Our management does not anticipate any significant changes in the number of employees in the next 12 months.  Currently, we believe the services provided by our officers and directors are sufficient at this time.

We have not paid for expenses on behalf of any director. Additionally, we believe that this practice will not materially change.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15

(e) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the

Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                                                                      PART II

ITEM 1.                               LEGAL PROCEEDINGS

None.

ITEM 1A.                            RISK FACTORS

There are no material changes in the risk factors set forth in Part 1, Item 1A of the Company’s 10K dated Dec. 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                               REMOVED AND RESERVED

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibits filed herewith

             Exhibit No.                                                                  Description

                     31.1         Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Ox1ey Act of2002

31.2          Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of2002

32.1          Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of2002.

32.2          Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bancorp Energy, Inc.

Date: August 8,  2011

By: /s/ Neville Pearson

Neville Pearson, Chief Financial Officer

(principal financial and accounting officer and duly authorized officer)

4