Form 10-Q
period 2010-09-30
BANCORP ENERGY INC
filed 2011-08-08
CIK 915337

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the three month period ended September 30, 2010

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

As of September 30, 2010, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, no par value, as of September 30, 2010 was 142,984 shares.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

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

                                                                         PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended September 30, 2010 have been prepared by the Management Group of Bancorp Energy, Inc.

BANCORP ENERGY, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended September 30, 2010, the Nine Months Ended September 30, 2010, and the Period of September 30, 2003  (Since re-entering the development stage) to September 30, 2010.

Bancorp Energy, Inc. (A Development Stage Enterprise)
Balance Sheets

	September 30 December 31
	2010	2009
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable – Related Party	$11,875	$11,875
Accrued Salaries – Officers	-	-
Total current liabilities	11,875	11,875

Long term liabilities
Convertible Note – Dempsey Mork	150,000	150,000
Accrued Interest – Dempsey Mork	58,125	58,125
Note Payable: Mork $352,500	352,500	352,500
Note Payable: Mortara $292,500	292,500	292,500
Total long term liabilities	853,125	853,125
Total liabilities	865,000	865,000

Stockholders' (Deficit) Equity
Common stock, no par value; 100,000,000 shares authorized, 142,894 shares issued and outstanding at September 30, 2010 and December 31, 2009	11,990,765	11,990,765
Additional paid in capital	(12,797,015)	(12,797,015)
Retained Earnings (Accumulated Deficit)	(58,750)	(58,750)
Total stockholders' (deficit) equity	(865,000)	(865,000)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to financial statements

Bancorp Energy, Inc.

(A Development Stage Enterprise)

Statement of Operations

					For the period from September 30, 2003 (Since re-entering the development stage)) to September 30, 2010

	Three months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-

Expenses
General & administrative	-	-	-	-	-
Professional fees	-	-	-	-	11,875
Total expenses	-	-	-	-	11,875

Other income / (expense)
Interest expense	-	1,875	-	5,625	(46,875)
Total other income / (expense)	-	1,875	-	5,625	(46,875)

Net loss	$-	$(1,875)	$-	$(5,625)	$(58,750)

Basic and diluted loss per common share	$-	$(0.01)	$-	$(0.04)

Weighted average shares outstanding	142,894	142,894	142,894	142,894

See accompanying notes to financial statements

Bancorp Energy, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the period from September 30, 2003 (Since re-entering the development stage) to September 30, 2010

Nine Months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$-	$(5,625)	$(58,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services	-	-	-
Changes in operating assets and liabilities:
Accounts payable – related parties	-	-	11,875
Accrued interest	-	5,625	46,875
Net cash used in operating activities	-	-	-

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	-	-	-
Proceeds from issuance of stock	-	-	-
Net cash provided by financing activities	-	-	-

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BANCORP ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended September 30, 2010, the Nine Months ended September 30, 2010 and for the period of September 30, 2003 (Since re-entering the development stage) to September 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

No additional common shares were issued for any reason during the three months ended September 30, 2010.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company’s CEO. The note is convertible at a rate of $0.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Annual interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2010. An amendment to this note was signed by both parties on March 1, 2010 which extended the maturity date of the note to March 1, 2015. At September 30, 2010, the Company had accrued $58,125 in interest.

BANCORP ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended September 30, 2010, the Nine Months ended September 30, 2010 and for the period of September 30, 2003 (Since re-entering the development stage) to September 30, 2010

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

2