Form 10-K
period 2010-12-30
BANCORP ENERGY INC
filed 2011-08-08
CIK 915337

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-K

     ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                           For the fiscal year ended December 31, 2010

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

For the year ended December 31, 2010, the issuer had no revenues.

As of June 30, 2010, there was no active trading market for the issuer's common stock and therefore the value of shares held by affiliates cannot be ascertained.

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

As of September 30, 2003, the Company is considered to have re-entered the development stage. Since 2003, the Company has neither generated revenues nor conducted any operations. The Company's only activity was the incurrence of general and administrative expenses to maintain its status as a reporting company with the SEC. The  primary activity of the Company since 2003 involved seeking a company or companies that it could acquire or with whom it could merge. After spending some time unsuccessfully looking for a suitable merger or acquisition candidate, the Company decided in later 2010 to move forward as a general management consulting company, utilizing the variety of past experience of its Officers and Directors to generate fees from growing companies who are looking for experienced management on a part-time basis.  As of December 31, 2010 the Company has no agreements to provide services, nor has it achieved revenues therefrom. Management expects to obtain clientele primarily via referrals.

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

ITEM 4.         REMOVED AND RESERVED

                                                                                      PART II

ITEM 5.         MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock trades on the Pinksheets.com under the symbol ANML. Quotations and trades are sporadic, and there has not been an established trading market for the common stock for more than two years. As of December 31, 2010, there were 142,894 common shares and no preferred shares issued and outstanding.

(b) Holders

 As of December 31, 2010, there were approximately 166 record holders of Company common stock.

(c) Dividends

The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d) Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2010

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

(e) Sales of Unregistered Securities during the year ended December 31, 2010

None.

(f) Company repurchases of common stock during the year ended December 31, 2010.

None.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included in this Form 10-K and the prior reports for fiscal year 2010.

No significant business activity was conducted by the Company during the fiscal year 2010. As a result, no income was earned by the Company in 2010 and there was no cash at the end of the year.

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

Plan of Operations

The Company has not engaged in any material operations or had any operations during the past two fiscal years. In 2010 and 2009, the Company generated no revenues, and incurred interest expense of $7,500 and $7,500, respectively. On December 31, 2009, the officers and directors agreed to convert the accrued salaries payable amount of $645,000 into two Promissory Notes payable on-demand on or after December 31, 2014. The notes bear interest at 5% per year. The notes are payable to Mr. Dempsey Mork and Mr. Riccardo Mortara in the amounts of $352,500 and $292,500 respectively. The interest expense on the Promissory Notes iwas $39,750 and $0 in calendar 2010 and 2009, respectively.

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

Subsequent Events

         There were no reportable subsequent events from December 31, 2010 through the date this report is filed.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Bancorp Energy’s financial statements are appended to the end of this report and include the following:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Income for the years ended December 31, 2010 and 2009 and the period since re-entering the development stage (September 30, 2003) to December 31, 2010

Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period since re-entering the development stage (September 30, 2003) to December 31, 2010

Statement of Stockholders’ Deficit for the period since re-entering the development stage (September 30, 2003) to December 31, 2010

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

ITEM 9A.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. We  maintain  disclosure controls and procedures designed to ensure  that information required  to be disclosed in our reports filed under the Securities Exchange Act of 1934, as  amended  (the  Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer and our  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (December 31, 2010) , we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was effective as of the fiscal year ended  December 31, 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Bancorp Energy’s officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish Bancorp Energy with copies of all Section 16(a) forms they file. During the year ended December 31, 2010 Bancorp Energy believes that Dempsey Mork and Riccardo Mortara failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and five, based on representations submitted by such people. Bancorp Energy does not believe that such individuals purchased or sold any Bancorp Energy Common Stock during 2010.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We have no plans to adopt a Code of Ethics due to our limited operations.

ITEM 11.          EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	NonEquity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Dempsey Mork, CEO and CFO Neville Pearson, CFO	2010 2009 2009 2010	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company’s CEO. The note is convertible at a rate of $0.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Annual interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2010. An amendment to this note was signed by both parties on March 1, 2010 which extended the maturity date of the note to March 1, 2015.  At December 31, 2010 the Company had accrued $65,625 in interest. Interest expense was $7,500 and $7,500 in calendar 2010 and 2009, respectively.

On December 31, 2009, the officers and directors agreed to convert the accrued salaries payable amount of $645,000 into two Promissory Notes payable on-demand on or after December 31, 2014. The notes bear interest at 5% per year. The notes are payable to Mr. Dempsey Mork and Mr. Riccardo Mortara in the amounts of $352,500 and $292,500 respectively. The interest expense on the Promissory Notes is was $32,250 and $0 in calendar 2010 and 2009, respectively.

The Company’s officers and directors have resolved to provide for various expenses incurred by the company with only minimal repayment due at the time a merger or acquisition is effected and cash flows are available. These expenses consist of, but are not limited to accounting, filing requirements, and management services. At December 31, 2010 the Company had accumulated $11,875 in such fees payable to its officers and directors. These amounts are payable on demand and bear no interest.

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

Audit Fees

During the period covering the fiscal year ended December 31, 2010, our principal accounting firm, Sam Kan & Company was paid the sum of $500 for review services for the quarterly financial statements ended September 30, 2010 and 2009. Sam Kan & Company charged the sum of $1,750.00 for audit and review services for the fiscal year ended December 31, 2010.

Audit-Related Fees

There were no fees billed by Sam Kan & Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended Dec. 31, 2010.

Tax Fees

The aggregate fees billed by Sam Kan & Associates for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2010.

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

o  Report of independent Registered Public Accounting Firm (Sam Kan & Associates-2010 and 2009)

o  Balance Sheets at Dec. 31, 2010 and 2009

               o  Statements of Operations for the years ended Dec. 31, 2010 and 2009 and for the cumulative period from September

                   30, 2003 (Date of re-entering the development stage) to Dec. 31, 2010.

o  Statements of Changes in Shareholders' Deficiency for the period from September 30, 2003 (Date of re-entering the development stage) to December 31, 2010.

               o  Statements of Cash Flows for the years ended Dec. 31, 2010 and 2009, and for the cumulative period from

                  September 30, 2003 (Date of re-entering the development stage) to Dec. 31, 2010.

o  Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

             Exhibit No.                                                                  Description

     3.5

        Certificate of Amendment changing name of the Corporation to Bancorp Energy, Inc.  Incorporated by       reference to 2010 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Bancorp Energy, Inc.

We have audited the accompanying balance sheets of Bancorp Energy, Inc. (hereinafter the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period since re-entering the development stage on September 3, 2003 to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, and the period since re-entering the development stage on September 3, 2003 to December 31, 2010 are in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and 2009, and accordingly, we do not express an opinion thereon.

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

Sam Kan & Company July 28, 2011 Alameda, California

Bancorp Energy, Inc.
(A Development Stage Company)
Balance Sheets

December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$ 11,875	$ 11,875
Accrued expenses and other liabilities	101,375	58,125
Total current liabilities	113,250	70,000

Note payable - related party	795,000	795,000

Total liabilities	908,250	865,000

Stockholders' equity (deficit)
Preferred stock, no par value; 2,000,000 shares authorized, 0 shares issued and outstanding on December 31, 2010 and 2009	-	-
Common stock, no par value; 100,000,000 shares authorized, 142,894 shares issued and outstanding on December 31, 2010 and 2009	11,990,765	11,990,765
Additional paid in capital	(12,797,015)	(12,797,015)
Accumulated deficits	(102,000)	(58,750)
Total stockholders' deficit	(908,250)	(865,000)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to financial statements
Bancorp Energy, Inc.
(A Development Stage Company)
Statement of Operations

Year Ended December 31, 2010	Year Ended December 31, 2009	For the Period Since Re-entering the Development Stage on September 3, 2003 to December 31, 2010

Revenue	$ -	$ -	$ -

Operating Expenses
General and administrative	-	-	-
Professional fees	3,500	5,000	15,375
Total operating expenses	3,500	5,000	15,375

Loss from operations	(3,500)	(5,000)	(15,375)

Other income / (expenses)
Interest expense	(39,750)	(7,500)	(86,625)
Total other income / (expenses)	(39,750)	(7,500)	(86,625)

Net loss	$ 43,250)	$ (12,500)	$ (102,000)

Net income per share of common stock:
Basic	$ (0.30)	$ (0.09)

Weighted average shares outstanding	142,894	142,894

See accompanying notes to financial statements

Bancorp Energy, Inc.
(A Development Stage Company)
Statement of Cash Flows
	Year Ended December 31, 2010	Year Ended December 31, 2009	For the Period Since Re-entering the Development Stage on September 3, 2003 to December 31, 2010
Cash flows from operating activities
Net loss	$ (43,250)	$ (12,500)	$ (102,000)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	-	-	-
Loan forgiven and loan assumed by shareholder	-	-	-
Changes in operating assets and liabilities:
Accounts payable	-	5,000	11,875
Accrued expenses and other liabilities	43,250	7,500	90,125
Net cash used in operating activities	-	-	-

Cash flows provided by investing activities	-	-	-

Cash flows from financing activities
Loan repayment to shareholder	-	-	-
Note payable - related party	-	-	-
Net cash provided by financing activities	-	-	-

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$ -	$ -	$ -

Supplemental non-cash investing and financing activities:
Conversion of accrued salaries to notes payable	$ -	$ 645,000	$ 645,000
Supplemental cash flow Information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to financial statements

BANCORP ENERGY, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2010 and 2009

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2010 and 2009

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2010 and 2009

stock, consisting of 2,000,000 (Two Million) shares of preferred stock and 100,000,000 (One Hundred Thousand) shares of common stock, both with no stated par value.

Revenue Recognition

The Company recognizes revenues when payments are billed to the customer and according to the terms of the contract.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2010 and 2009

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2010 and 2009

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

BANCORP ENERGY, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2010 and 2009

NOTE C – NOTES PAYABLE

On March 1, 2002 the Company has entered into a note agreement with Dempsey Mork, who was a related party to the Company for the amount of $150,000 payable and due on March 1, 2010 along with 5% interest per annum. This note is convertible at the rate of $.05 per share of common stock for a total of 3,000,000 share from the Company. However, this note was amended on March 1, 2010 to extend its due dates to March 1, 2015 if not converted sooner into common stock. As of December 31, 2009, the Company had accrued $58,125 in interest. During 2010 interest expense was $7,500. Therefore the Company had accrued $65,625 in interest as of December 31, 2010.

On December 31, 2009 a note agreement was entered into with Dempsey Mork for the amount of $352,500 in exchange for his forgiveness for the accrued salary in the same amount. Interest was being accrued at 5% per annum and is due with the principal amount on December 31, 2014. As of December 31, 2010, accrued interest for this note was $17,625.

On December 31, 2009 a note agreement was entered into with Riccardo Mortara for the amount of $292,500 in exchange for his forgiveness for the accrued salary in the same amount. Interest was being accrued at 5% per annum and is due with the principal amount on December 31, 2014. As of December 31, 2010, accrued interest for this note was $14,625.

NOTE D - RELATED PARTY TRANSACTIONS

The convertible note agreement entered on March 1, 2002 was with the Company's CEO, Dempsey Mork.

The Company's officers and directors have resolved to provide for various expenses incurred by the Company at a minimal cost until such time that a merger candidate is found. These expenses consist of, but are not limited to, accounting, filing requirements, and management services. The costs of these services were $0 and $5,000 during 2010 and 2009, respectively, for a total of $11,875 payable to officers and directors at both December 31, 2010 and 2009.

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

Class A Preferred Stock

BANCORP ENERGY, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2010 and 2009

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

During February and March 2004, the Company issued 27,815,000 shares of its common stock for the cancellation of salaries payable to officers, the cancellation of a note payable of $150,000, and 100% of the stock of a company with which it was merging. However, during April 2004, the Company reversed the transaction and cancelled the 27,815,000 shares of its previously issued stock for the attempted merger and reduction of liabilities. There are 142,894 shares of common stock issued and outstanding as of December 31, 2010 and 2009.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2010 and 2009, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

BANCORP ENERGY, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2010 and 2009

Changes in the net deferred tax assets consist of the following:

	2010	2009
Net operating loss carry forward	$908,250	$865,000
Valuation allowance	(908,250)	(865,000)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2010	2009
Net operating loss carry forward	$317,888	$302,750
Valuation allowance	(317,888)	(302,750)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2010 and 2009.

The net federal operating loss carry forward will expire in 2023.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE G – SUBSEQUENT EVENTS

Management has reviewed material events subsequent of the year ended December 31, 2010 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures required.

2