Form 10-Q
period 2011-03-31
BANCORP ENERGY INC
filed 2011-08-10
CIK 915337

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the three month period ended March 31, 2011

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

As of March 31, 2011, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, no par value, as of March 31, 2011 was 142,984 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Bancorp Energy, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                                                                                   4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                    9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                   10

Item 4.       Controls and Procedures                                                                                                                                            10

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                                                                       11

Item 1A.   Risk Factors                                                                                                                                                                 11

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                                                                                    11

Item 3       Defaults Upon Senior Securities                                                                                     .                                           11

Item 4.      Removed and Reserved                                                                                                                                              11

Item 5.      Other Information                                                                                                                                                       12

Item 6.      Exhibits                                                                                                                                                                       13

                                                                         PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended March 31, 2011 have been prepared by the Management Group of Bancorp Energy, Inc.

BANCORP ENERGY, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

              For the Three Months Ended March 31, 2011, and the Period of September 30, 2003 (Since re-entering the development stage) to March 31, 2011

Bancorp Energy, Inc. (A Development Stage Enterprise)
Balance Sheets

	March 31 December 31
	2011	2010
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$3,500	$3,500
Due to related party	11,875	11,875
Total current liabilities	15,375	15,375

Long term liabilities
Convertible Note – Dempsey Mork	150,000	150,000
Accrued Interest – Dempsey Mork	65,625	65,625
Note Payable: Mork $352,500	352,500	352,500
Accrued Interest: Mork Note	17,625	17,625
Note Payable: Mortara $292,500	292,500	292,500
Accrued Interest: Mortara Note	14,625	14,625
Total long term liabilities	892,875	892,875

Total liabilities	908,250	908,250

Stockholders' (Deficit) Equity
Common stock, no par value; 100,000,000 shares authorized, 142,894 shares issued and outstanding at March 31, 2011 and December 31, 2010	11,990,765	11,990,765
Additional paid in capital	(12,797,015)	(12,797,015)
Retained Earnings (Accumulated Deficit)	(102,000)	(102,000)
Total stockholders' (deficit) equity	(908,250)	(908,250)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to financial statements

Bancorp Energy, Inc.

(A Development Stage Enterprise)

Statement of Operations

			For the period from Sept 30, 2003 (Since re-entering the development stage) to March 31, 2011

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-

Expenses
General & administrative	-	-	-
Professional fees	-	-	15,375
Total expenses	-	-	15,375

Other income / (expense)
Interest expense	-	-	(86,625)
Total other income / (expense)	-	-	(102,000)

Net loss	$-	$-	$(102,000)

Basic and diluted loss per common share	$-	$-

Weighted average shares outstanding	142,894	142,894

See accompanying notes to financial statements.

Bancorp Energy, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

For the period

from Sept. 30, 2003

(Since reentering

the development

Three Months Ended March 31,

stage to

2011

2010

March 31, 2011

(Unaudited)

Cash flows from operating activities

Net loss

$

--

$

--

$

(102,000)

Adjustments to reconcile net loss to net cash used in

  operating activities:

Changes in operating assets and liabilities:

Accounts payable and accrued expenses

--

--

3,500

Accrued interest on notes - related parties

--

--

44,125

Accrued interest on Convertible note

--

--

54,375

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

BANCORP ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2011

and for the period of September 30, 2003 (Since re-entering the development stage) to March 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

No addition common shares were issued for any reason during the three months ended March 31, 2011.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company’s CEO. The note is convertible at a rate of $0.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Annual interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2010. An amendment to this note was signed by both parties on March 1, 2010 which extended the maturity date of the note to March 1, 2015. At March 31, 2011, the Company had accrued $65,625 in interest.

BANCORP ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2011

and for the period of September 30, 2003 (Since re-entering the development stage) to March 31, 2011

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

At December 31, 2010, the Company had accrued $32,250 in interest on these promissory Notes.

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

On November 14, 2000, the Company changed its name to Animal Cloning Sciences, Inc. to reflect the direction of the finn's efforts. The Company had been conducting research on cloning horses and evaluating license agreements to distribute equine DNA for equine clones. The Company was focusing its research on a cloning method that would lend itself to commercialization of equine cloning.

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

3