Form 10-Q
period 2011-06-30
BANCORP ENERGY INC
filed 2011-08-10
CIK 915337

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the three month period ended June 30, 2011

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

As of June 30, 2011, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, no par value, as of June 30, 2011 was 142,984 shares.

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

                                                                         PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended June 30, 2011 have been prepared by the Management Group of Bancorp Energy, Inc.

BANCORP ENERGY, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended June 30, 2011, the Six Months Ended June 30, 2011, and the Period of September 30, 2003  (Since re-entering the development stage) to June 30, 2011.

Bancorp Energy, Inc. (A Development Stage Enterprise)
Balance Sheets

	June 30 December 31
	2011	2010
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$-	$3,500
Due to related party	15,375	11,875
Total current liabilities	15,375	15,375

Long term liabilities
Convertible Note – Dempsey Mork	150,000	150,000
Accrued Interest – Dempsey Mork	65,625	65,625
Note Payable: Mork $352,500	352,500	352,500
Accrued Interest: Mork Note	17,625	17,625
Note Payable: Mortara $292,500	292,500	292,500
Accrued Interest: Mortara Note	14,625	14,625
Total long term liabilities	892,875	892,875
Total liabilities	908,250	908,250

Stockholders' (Deficit) Equity
Common stock, no par value; 100,000,000 shares authorized, 142,894 shares issued and outstanding at June 30, 2011 and December 31, 2010	11,990,765	11,990,765
Additional paid in capital	(12,797,015)	(12,797,015)
Retained Earnings (Accumulated Deficit)	(102,000)	(102,000)
Total stockholders' (deficit) equity	(908,250)	(908,250)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to financial statements

Bancorp Energy, Inc.

(A Development Stage Enterprise)

Statement of Operations

					For the period from September 30, 2003 (Since re-entering the development stage)) to June 30, 2011

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-

Expenses
General & administrative	-	-	-	-	-
Professional fees	-	-	-	-	15,375
Total expenses	-	-	-	-	15,375

Other income / (expense)
Interest expense	-	-	-	-	(86,625)
Total other income / (expense)	-	-	-	-	(102,000)

Net loss	$-	$-	$-	$-	$(102,000)

Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average shares outstanding	142,894	142,894	142,894	142,894

See accompanying notes to financial statements

Bancorp Energy, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the period from September 30, 2003 (Since re-entering the development stage) to June 30, 2011

Six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$-	$-	$(102,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable & Accrued Expenses	-	-	3,500
Accrued Interest on Notes – related parties	-	-	44,125
Accrued interest on Convertible Note	-	-	54,375
Net cash used in operating activities	-	-	-

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	-	-	-
Proceeds from issuance of stock	-	-	-
Net cash provided by financing activities	-	-	-

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BANCORP ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended June 30, 2011, the Six Months ended June 30, 2011 and for the period of September 30, 2003 (Since re-entering the development stage) to June 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

No additional common shares were issued for any reason during the three months ended June 30, 2011.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company’s CEO. The note is convertible at a rate of $0.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Annual interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2010. An amendment to this note was signed by both parties on March 1, 2010 which extended the maturity date of the note to March 1, 2015. At June 30, 2011, the Company had accrued $65,625 in interest. The Company’s officers and directors have resolved to provide for various expenses incurred by the Company

BANCORP ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended June 30, 2011, the Six Months ended June 30, 2011 and for the period of September 30, 2003 (Since re-entering the development stage) to June 30, 2011

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

         101           XBRL Interactive Financial Reports

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bancorp Energy, Inc.

Date: August 8,  2011

By: /s/ Neville Pearson

Neville Pearson, Chief Financial Officer

(principal financial and accounting officer and duly authorized officer)

2