Form 10-Q
period 2011-09-30
BANCORP ENERGY INC
filed 2011-11-07
CIK 915337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the three month period ended September 30, 2011

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

As of September 30, 2011, there was no active trading market for the issuer's common stock, $.000 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, no par value, as of September 30, 2011 was 142,984 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Bancorp Energy, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                                                                                  4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                              9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                               10

Item 4.       Controls and Procedures                                                                                                                                          10

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                                                                      11

Item 1A.   Risk Factors                                                                                                                                                                 11

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                                                                               11

Item 3       Defaults Upon Senior Securities                                                                                                                               11

Item 4.      Removed and Reserved                                                                                                                                               12

Item 5.      Other Information                                                                                                                                                        12

Item 6.      Exhibits                                                                                                                                                                         13

                                                                         PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended September 30, 2011 have been prepared by the Management Group of Bancorp Energy, Inc.

BANCORP ENERGY, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended September 30, 2011, the Nine Months Ended September 30, 2011, and the Period of September 30, 2003 (Since re-entering the development stage) to September 30, 2011.

Bancorp Energy, Inc. (A Development Stage Enterprise)
Balance Sheets

	Sept.30, Dec.31,
	2011	2010
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$-	3,500
Due to related party	15,375	11,875
Total current liabilities	15,375	15,375

Long term liabilities
Convertible Note – Dempsey Mork	150,000	150,000
Accrued Interest – Dempsey Mork	65,625	65,625
Note Payable: Mork $352,500	352,500	352,500
Accrued Interest: Mork Note	17,625	17,625
Note Payable: Mortara $292,500	292,500	292,500
Accrued Interest: Mortara Note	14,625	14,625
Total long term liabilities	892,875	892,875
Total liabilities	908,250	908,250

Stockholders' (Deficit) Equity
Common stock, no par value; 100,000,000 shares authorized, 142,894 shares issued and outstanding at September 30, 2011 and December 31, 2010	11,990,765	11,990,765
Additional paid in capital	(12,797,015)	(12,797,015)
Retained Earnings (Accumulated Deficit)	(102,000)	(102,000)
Total stockholders' (deficit) equity	(908,250)	(908,250)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to financial statements

Bancorp Energy, Inc.

(A Development Stage Enterprise)

Statement of Operations

					For the period from September 30, 2003 (Since re-entering the development stage)) to September 30, 2011

	Three months ended Sept 30,		Nine months ended Sept 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-

Expenses
General & administrative	-	-	-	-	-
Professional fees	-	-	-	-	15,375
Total expenses	-	-	-	-	15,375

Other income / (expense)
Interest expense	-	-	-	-	(86,625)
Total other income / (expense)	-	-	-	-	(102,000)

Net loss	$-	$-	$-	$-	$(102,000)

Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average shares outstanding	142,894	142,894	142,894	142,894

See accompanying notes to financial statements

Bancorp Energy, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the period from September 30, 2003 (Since re-entering the development stage) to September 30, 2011

Nine months ended Sept 30,
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

See accompanying notes to financial statements

BANCORP ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended September 30, 2011, the Nine Months ended September 30, 2011 and for the period of September 30, 2003 (Since re-entering the development stage) to September 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

No additional common shares were issued for any reason during the three months ended September 30, 2011.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2002, the Company entered into a $150,000 convertible promissory note with an entity affiliated with the Company’s CEO. The note is convertible at a rate of $0.05 per share at the option of the holder for a total of 3,000,000 shares of common stock. Annual interest of 5% is accrued on the principal quarterly. If not sooner converted into common stock, the principal and interest are due March 1, 2010. An amendment to this note was signed by both parties on March 1, 2010 which extended the maturity date of the note to March 1, 2015. At September 30, 2011, the Company had accrued $65,625 in interest.

BANCORP ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended September 30, 2011, the Nine Months ended September 30, 2011 and for the period of September 30, 2003 (Since re-entering the development stage) to September 30, 2011

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

ITEM 4.      CONTROLS AND PROCEDURES.

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15

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

PART II

ITEM 1.                               LEGAL PROCEEDINGS

None.

ITEM 1A.                            RISK FACTORS

There are no material changes in the risk factors set forth in Part 1, Item 1A of the Company’s 10K dated Dec. 31, 2010.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                               REMOVED AND RESERVED

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibits Incorporated by Reference or Filed with this Report.

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

Date: November 7, 2011

By: lsi Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer and duly authorized officer)